Form 10-Q
period 1996-03-31
DISC GRAPHICS INC /DE/
filed 1996-05-15
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                                   (Mark One)

     [x] - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

     [ ] - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from January 1, 1996 to March 31, 1996

Commission File Number: 0-22696

                              Disc Graphics, Inc.
             (Exact name of registrant as specified in its charter)

     Delaware                                      13-3678012
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


10 Gilpin Avenue, Hauppauge, New York                                11788
         (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (516) 234-1400

     (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                    Yes X No

     As of May 10, 1996, 4,962,188 shares of the Registrant's common stock, par value $.01, were outstanding.


                               INDEX TO FORM 10-Q

                                                                            Page

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets as of December 31, 1995 and March 31, 1996  ...1

Consolidated Statements of Income for the Three Months ended
March 31, 1996 and 1995  ..................................................2

Consolidated Statements of Cash Flows for the Three Months ended
March 31, 1996 and 1995  ..................................................3

Notes to Financial Statements   ...........................................4

Management's Discussion and Analysis of Financial Condition and
Results of Operations.....................................................10

PART II - OTHER INFORMATION

Other Information   ......................................................14

Signatures   .............................................................16


                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                   As of March 31, 1996 and December 31, 1995

                                                   March 31,            December 31,
                                                    1996                   1995
                                                   ---------            ------------

Assets

Current assets:
      Cash and cash equivalents                 $ 1,226,004              $ 1,309,677
      Accounts receivable, net of allowance
        for doubtful accounts of $546,000
        and $494,000, respectively                7,664,100                7,200,428
      Inventories                                 1,660,040                1,812,137
      Prepaid expenses and other current assets     456,749                  571,394
      Current maturities of notes receivable         92,237                   82,777
      Prepaid taxes                                 129,370                      -
                                                 ----------               ----------
            Total current assets                 11,228,500               10,976,413

Plant and equipment, net                          8,455,445                6,776,378
Notes receivable, less current maturities            59,937                   59,937
Covenant not to compete, less accumulated
     amortization of $135,642
     and $126,984, respectively                       2,886                   11,544
Security deposits and other assets                  235,673                  285,647
                                                 ----------               ----------
   Total assets                                 $19,982,441              $18,109,919
                                                ===========              ===========

Liabilities and Stockholders' Equity

Current liabilities:
    Current maturities of equipment
      notes payable                                 402,064                  386,787
    Current maturities of capitalized lease
      obligations payable                           821,637                  584,635
    Accounts payable and accrued expenses         3,091,403                2,857,055
      Income taxes payable                           -                       105,084
                                                  ---------                ---------
   Total current liabilities                      4,315,104                3,933,561

Notes payable to bank                             3,000,000                3,000,000
Equipment notes payable, less
   current maturities                             2,335,620                2,418,881
Capitalized lease obligations
   payable, less current maturities               2,556,086                  963,950
Deferred income taxes                               366,406                  366,406
                                                 ----------               ----------
   Total liabilities                             12,573,216               10,682,798

Stockholders' equity:
      Preferred stock:
          $.01 par value; authorized 5,000
            shares; no shares issued and
            outstanding                              -                         -
      Common stock:
          $.01 par value; authorized 20,000,000
            shares; issued and outstanding
            4,962,188 shares                         49,622                   49,622
Additional paid in capital                        4,913,119                4,948,119
Retained earnings                                 2,446,484                2,429,380
                                                  ---------                ---------
   Total stockholders' equity                     7,409,225                7,427,121

   Total liabilities and
     stockholders' equity                       $19,982,441              $18,109,919
                                                ===========              ===========

See accompanying notes to consolidated financial statements.

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                       Consolidated Statements of Income For the three months ended March 31, 1996 and March 31, 1995

                                           March 31,                      March 31,
                                             1996                           1995
                                          ----------                     ----------

Sales                                     $8,304,328                     $8,513,038
Cost of sales                              6,572,176                      6,706,986
                                          ----------                     ----------
Gross profit                               1,732,152                      1,806,052

Operating expenses:
    Selling and shipping                     656,168                        700,616
    General and administrative expenses      867,304                        711,840
                                            --------                        -------
             Operating income                208,680                        393,596

Interest expense                            (178,679)                      (194,628)
                                            --------                       --------
Loss on disposal of equipment                   -                            (4,471)
                                            --------                       --------
Income before provision for income taxes      30,001                        194,497
                                            --------                       --------
Provision for income taxes                    12,897                         85,665
                                            --------                       --------
Net income                                   $17,104                       $108,832
                                            ========                       ========
Net Income per share                           $0.00                          $0.04
                                            ========                       ========
Weighted average number of
 shares outstanding                        4,962,188                      2,714,229
                                           =========                      =========

See accompanying notes to consolidated financial statements.


                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
          For The Three Months Ended March 31, 1996 and March 31, 1995

                                           March 31, 1996                 March 31, 1995
                                           --------------                ---------------

Cash flows from operating activities:
 Net income                                 $ 17,104                       $108,832
 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization             331,182                        236,042
   Loss on disposition of assets                 -                            4,470
   Decrease (Increase) in accounts
     receivable                             (463,672)                       385,178
   Decrease (Increase) in inventory          152,097                       (253,737)
   Decrease in prepaid expenses and
     other current assets                    114,645                         37,119
   Increase in prepaid taxes                (129,370)                          -
   Increase in accounts payable and
     accrued expenses                        394,848                        374,306
   Decrease in income taxes payable         (105,083)                      (136,013)
   Increase (Decrease) in security
     deposits and other                       49,974                        (44,375)
                                             -------                        -------
      Total adjustments                      344,621                        602,990
                                             -------                        -------
   Net cash provided by operating activities 361,725                        711,822
                                             -------                        -------
 Cash flows from investing activities:
   Capital expenditures                      (84,704)                      (161,257)
   Proceeds from sale of equipment              -                            21,520
                                             -------                       --------
   Net cash used in investing activities     (84,704)                      (139,737)
                                             -------                       --------
Cash flows from financing activities:
 Proceeds of secured bank loan payable,
     net of repayments                          -                          (420,507)
 Origination of long term notes receivable     (9,460)                          -
 Payments of notes receivable                   -                            68,833
 Payments of long-term debt                 (316,234)                      (202,803)
 Decrease in paid in capital                 (35,000)                          -
                                            ---------                      --------
   Net cash used in financing activities    (360,694)                      (554,477)
                                            ---------                      --------
Net increase (decrease) in cash              (83,673)                        17,608

Cash, December 31                           1,309,677                         4,822
                                           ----------                      --------
Cash, March 31                             $1,226,004                       $22,430
                                           ==========                      ========

See accompanying notes to consolidated financial statements.


                              DISC GRAPHICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Operation and Summary of Significant Accounting Policies:

        General:

     The financial statements included herein have been prepared by Disc Graphics, Inc. (the "Company") without audit. Pursuant to the merger agreement discussed below, the Company's name was changed, effective October 30, 1995, from RCL Capital Corp. to Disc Graphics, Inc. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures made are adequate to make the information presented not misleading, it is recommended that these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995. The Company also believes that this document should be read in conjunction with the Company's Transition Report on Form 10-K for the period ended December 31, 1995. The December 31, 1995 figures were derived from the audited consolidated financial statements. In the opinion of management, the information furnished reflects all adjustments that are necessary to fairly present such information. These adjustments consist only of normal recurring adjustments.

        Organization And Operation:

     The Company was incorporated as RCL Capital Corp. ("RCL") in the State of Delaware on August 3, 1992 for the purpose of raising capital to be used to make an acquisition. In August 1992, the Company issued an aggregate of 377,160 shares of common stock for an aggregate purchase price of $17,960, or approximately $.05 per share. In October 1992, the Company issued an aggregate of 753,060 shares of common stock for an aggregate purchase price of $35,860, or approximately $.05 per share. On July 19, 1993, the Company effected an approximate .375 for 1 stock split which reduced the number of outstanding shares of common stock at that time from 5,382,000 to 2,018,250 and on September 29, 1993, the Company effected an approximate .56 for 1 stock split which reduced the number of outstanding shares of common stock at that time from 2,018,250 to 1,130,220. All share data included in these financial statements (including the notes) is presented on a post-split basis. On October 29, 1993, the Company repurchased an aggregate of 233,100 shares of common stock for an aggregate purchase price of $11,100, or approximately $.05 per share, from certain of its officers and directors. The shares were canceled at the time of their repurchase.

     Note 1 Organization, Operation and Summary of Significant Accounting Policies (continued):

        Organization And Operation (continued):

        The Merger

     On October 30, 1995, RCL consummated the merger (the "Merger") pursuant to an Agreement and Plan of Merger dated as of May 8, 1995 (the "Merger Agreement") between RCL and Disc Graphics, Inc., a New York corporation ("Old Disc"). The Merger was subject to, among other things, approval by RCL's stockholders, which approval was obtained at a special meeting of stockholders held on October 27, 1995. Pursuant to the Merger Agreement, (i) Old Disc merged with and into RCL,
(ii) RCL's name was changed to Disc Graphics, Inc., and (iii) all of the outstanding shares of Class A Common Stock, no par value, and Class B Common Stock, no par value, of Old Disc were converted into (a) an aggregate of 3,100,000 shares of Common Stock of RCL and (b) and an aggregate of 1,000,000 warrants to purchase an aggregate of 1,000,000 shares of Common Stock of the Company, one-quarter of which is exercisable at a price of each of $7.00, $8.00, $9.00 and $10.00 per share.

        Potential Future Issuances of Shares of Common Stock by the Company

     Pursuant to the Merger Agreement as modified by a certain Agreement dated as of October 30, 1995 by and among certain stockholders of RCL (the "RCL Stockholders") and the former shareholders of Old Disc (the "Old Disc Shareholders") and RCL, if the Old Disc Shareholders subsequently determine from time to time until up to five years after October 30, 1995 (the "Effective Time") that, as of the Effective Time, either (i) RCL did not have cash or marketable securities with a fair market value as of the Effective Time of at least $6,000,00 (the actual amount of cash and marketable securities held by RCL as of the Effective Time, the "First Amount") or (ii) the cash and marketable securities of RCL did not exceed all liabilities of RCL of any kind or nature (whether fixed or contingent, matured or unmatured) (including, without limitation, all liabilities based upon, relating to or arising from any actions taken by or on behalf of RCL or the failure of RCL to take any actions prior to the Effective Time or any facts or circumstances existing prior to the Effective Time, which in any such case results in any liabilities, obligations or claims against the Company after the Effective Time) (all such liabilities collectively, the "RCL Liabilities"), by at least $6,000,000 (the actual amount of cash and marketable securities held by RCL as of the Effective Time less such liabilities, the "Second Amount"), then promptly upon notice of such determination by the Old Disc Shareholders to the Company, the Company shall issue to the Old Disc Shareholders, on a pro rata basis based on the number of shares of Old Disc Common Stock held by such shareholders immediately prior to the Effective Time, the number of shares of the Company's Common Stock (the "RCL Designated Shares") sufficient (without duplication) to increase the percentage ownership of the Company by all of such shareholders to that which such shareholders would have had immediately after the Effective Time (excluding, any RCL Indemnity Shares (as defined below) issued after the Effective Time) from 60.23% to a percentage determined by the dividing (i) $9,075,000 by (ii) the sum of $9,075,000 and the First Amount or the Second Amount, as the case may be. If, at any time or from time to time, the excess of $6,000,000 over the First Amount or the Second Amount is more than $100,000 on a cumulative basis, the number of shares of the Company's Common Stock to be issued to the Old Disc Shareholders pursuant to the immediately preceding sentence shall be equal to two times the number of RCL Designated Shares and if, at any time or from time to time, such excess is more than $1,000,000, the number of shares of the Company's Common Stock to be issued to the Old Disc Shareholders shall be equal to three times the number of RCL Designated Shares. (The shares of the Company's Common Stock issuable from time to time pursuant to this provision are collectively referred to as the "RCL Indemnity Shares.")

     Notwithstanding the provision of the Merger Agreement described in the immediately preceding paragraph, the RCL Stockholders and the Old Disc Shareholders have entered into an agreement pursuant to which the RCL Stockholders will transfer to the Old Disc Shareholders shares of the Company's Common Stock owned by the RCL Stockholders instead of the Company issuing certain shares of Disc Common Stock to the Old Disc Shareholders, but only if and to the extent that Net Assets are between $4,900,000 and $5,304,750. "Net Assets" means RCL's cash and marketable securities at the Effective Time less the RCL Liabilities.

     It is anticipated that in addition to shares of the Company's Common Stock to be transferred by the RCL Stockholders to the Old Disc Shareholders, the Company will be required to issue approximately 342,000 RCL Indemnity Shares to the Old Disc Shareholders for no additional consideration.

        Proceeds of the Merger

     Net proceeds of the Merger after the payment for the redemption of approximately 185,000 shares of Common Stock at $5.15 per share, in accordance with the terms of the original RCL offering, yielded net proceeds to the Company of approximately $4,900,000. These proceeds were used primarily to reduce certain indebtedness of the Company and for working capital purposes.

     The Merger has been treated for accounting and financial reporting purposes as a reverse merger of RCL into Old Disc. Accordingly, the Company's results of operations prior to October 30, 1995 are those of Old Disc. In addition, in connection with the Merger, Disc adopted a December 31 fiscal year end.

                               DISC GRAPHICS, INC.
                   Notes to Consolidated Financial Statements

     Note 1 Organization, Operation and Summary of Significant Accounting Policies (continued):

        Cash And Cash Equivalents:

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        Net Income (Loss) Per Share:

     Net income (loss) per share is computed based upon the weighted average number of shares outstanding for the period. The computation is presented as if the reverse stock splits referred to above had occurred as of the date of incorporation. Outstanding warrants were not included in the computation as their effect is antidilutive.

        Amortization

     Organization costs are being amortized over a period of 60 months by the straight-line method.

        Inventories

        Inventories consist of the following:

                                          March 31,               December 31,
                                            1996                      1995

            Raw materials               $ 1,261,243               $ 1,327,496
            Work-in-process                 180,287                   265,873
            Finished Goods                  218,510                   218,768
                                       ------------                 ---------
                                       $  1,660,040               $ 1,812,137
                                       ============               ===========

        Lease Transfers:

     Pursuant to the Merger Agreement, certain capital leases for manufacturing equipment held by certain executive officers, Directors and shareholders of the Company through Horizon Equities L.P., a limited partnership, were transferred to the Company on January 1, 1996. As of that date, the net book value of the assets transferred was $2,077,388.

Note 2  Public Offering of Securities:

     On November 18, 1993, the Company, then known as RCL Capital Corp., completed a public offering of units ("Units"), each Unit consisting of one share of RCL's Common Stock and two redeemable warrants. Net proceeds of the public offering after the payment of certain additional expenses yielded approximately $6,400,000, which was put into escrow pursuant to an Escrow Agreement between the Company and the United States Trust Company of New York ("U.S. Trust") pending the acquisition of an operating business.

     On October 30, 1995, the day the escrowed funds were released to the Company, approximately $6,900,000 was held in escrow, consisting principally of Treasury Bills valued at cost plus accrued interest.

Note 3  Related Party Transactions:

     From October 1, 1992 to November 9, 1993, the Company was obligated to RCL Capital Partners, Inc. (formerly RCL Management Corp.), a New York corporation ("RCL Capital Partners"), to pay a monthly fee of $7,500 for general and administrative expenses pursuant to a management agreement. From November 9, 1993 until the management agreement terminated upon the Merger on October 30, 1995, such fee was $12,000 per month. RCL Capital Partners forgave approximately $20,000 owed it by the Company at the time of the Merger. H. Sean Mathis, a former executive officer and Director of the Company, and Mark L. Friedman and Seymor W. Zises, Directors and former executive officers are officers and Directors of RCL Capital Partners.

     The Company leases a 55,000 square foot building in Hauppauge, New York from Horizon Equities L.P. ("Horizon"). Horizon Equities, Inc., the corporate general partner of Horizon, is owned by Donald Sinkin, Stephen Frey, and John Rebecchi, executive officers and Directors of the Company, and two other employees of the Company. The limited partners of Horizon are Holding Capital Management Corp., a more than five percent beneficial stockholder of the Company, Timothy F. Healy, an affiliate of Holding Capital Management Corp., Investment Services Corp. ("ISC"), an affiliate of Daniel Levinson, a Director of the Company and a corporation owned by an affiliate of Holding Capital Management Corp. The aggregate payments by the Company in 1995 for rental of the building and the equipment, beginning on the date of the Merger, were $58,000 and $75,256, respectively. Payments under the building lease will be $29,000 per month in 1996. The Company believes that the terms of the building lease are at least as favorable to the Company as the terms for an equivalent lease which could have been obtained from unaffiliated third parties.

     The Company is party to consulting agreements with each of Timothy F. Healy & Co., Inc. ("TFH&C"), Holding Services Corp. ("HSC") and ISC. TFH&C and HSC are affiliates of Timothy F. Healy and Holding Capital Management Corp., respectively. The aggregate payments under the consulting agreements were $18,660 in 1995, beginning on the date of the Merger, and will be $112,000 in 1996. The Company believes that the terms of these consulting agreements are at least as favorable to the Company as the terms for equivalent consulting agreements which could have been obtained from unaffiliated third parties.

     Messrs. Rebecchi and Frey, executive officers and Directors of the Company, each had outstanding notes payable to the Company evidencing personal loans. The notes bear interest at a rate of 9.0% per annum. The largest aggregate principal amounts outstanding under these notes for Messrs. Rebecchi and Frey since January 1, 1996 were $48,312 and $51,040, respectively, and on April 15, 1996, the balances thereon were $48,312 and $51,040, respectively, plus interest. The notes are payable in five equal annual installments on May 1 of each year from 1993 to 1997. On or about April 15, 1996 and April 15, 1997, Messrs. Rebecchi and Frey each have received and will receive additional compensation of up to $29,000 (in 1996) and $27,000 (in 1997) in connection with the repayment of such notes.

     Messrs. Friedman and Zises, Directors and former executive officers of the Company, and Mr. Mathis, a former Director and executive officer, were guarantors of a $250,000 demand note of the Company outstanding in 1995 payable to the United States Trust Company of New York. The demand note was repaid at the time of the Merger.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     On November 18, 1993, the Company, then known as RCL Capital Corp., completed a public offering of units ("Units"), each Unit consisting of one share of the RCL's Common Stock and two redeemable warrants. Net proceeds of the public offering after the payment of certain additional expenses yielded approximately $6,400,000, which was put into escrow pursuant to an Escrow Agreement between the Company and the United States Trust Company of New York pending the acquisition of an operating business.

     For the period from August 3, 1992 (date of incorporation) through September 30, 1995, the Company had a net loss of $239,385. The interest income generated from funds was insufficient to meet all expenses associated with due diligence activities engaged in by the Company with respect to potential acquisitions. Accordingly, the Company has used a portion of the proceeds raised in the offering to pay such expenses.

     On October 30, 1995, Disc Graphics, Inc., a New York corporation ("Old Disc") was merged into the Company and the Company changed its name from RCL Capital Corp. to Disc Graphics, Inc. ("Disc"). The Merger was accounted for as a reverse merger for financial reporting purposes. Stockholders of Old Disc received an aggregate of 3,100,000 shares of the Company's Common Stock (subject to adjustment) and 1,000,000 warrants to purchase shares of the Company's common stock at exercise prices ranging from $7.00 to $10.00 per share. As a condition of the Merger, the principal stockholders of the Company contributed 200,000 shares of the Company's Common Stock to treasury for no consideration. In addition, pursuant to the Merger Agreement as modified by a certain agreement dated October 30, 1995 by and among the shareholders of Old Disc (the "Old Disc Shareholders") and certain stockholders of the Company (the "RCL Stockholders"), depending upon the net proceeds received by Old Disc in the Merger, the Old Disc Shareholders will be entitled to receive additional shares of Common Stock, in certain instances from the Company and in other instances from certain of the RCL Stockholders, for no additional consideration. See Note 1 to the notes to the consolidated financial statements. Old Disc was, and the Company is a diversified manufacturer and printer of specialty packaging focused on the home video, pharmaceutical, music, publishing and cosmetic markets.

     Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995.

Results of Operations

Net Sales

     Net sales for the three months ended March 31, 1996 were $8,304,000, compared to $8,513,000 for the same period the prior year, representing a decrease of $209,000, or 2.5%. The categories of the business which continue to experience growth are Video/Software packaging and Consumer Product Packaging, which increased $254,000, or 13%, and $80,000, or 4.3%, respectively. Labels and Commercial sales also increased by 4.3% and 2.7%, respectively. The categories which decreased in the three months ended March 31, 1996, compared to the same three months of the prior year, were Music/Audio and Pharmaceutical/Vitamin packaging. These categories decreased by $434,000, or 23.7%, and $110,000, or 8.6%, respectively. Music/Audio packaging continues to be adversely impacted by a general downturn in the music industry. Pharmaceutical/Vitamin packaging has been adversely impacted by the consolidation of several pharmaceutical manufacturers. Sales were also adversely impacted by the severe weather conditions in the Northeast.

Gross Profit

     Gross profit for the three months ended March 31, 1996 was $1,732,000 (a 21% profit margin), compared to $1,806,000 (a 21% profit margin) for the same period the prior year, representing a decrease of $74,000, or 4.1%. The decrease was due primarily to a decrease in sales and was partially offset by the favorable impact of decreases in paper and paperboard costs along with the improvement in manufacturing efficiencies.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended March 31, 1996 were $1,524,000, compared to $1,413,000 for the same period the prior year, an increase of $111,000, or 7.9%. This increase is due in part to normal inflationary increases and the costs of being a public company. These costs include professional fees, directors' and officers' liability insurance, filing fees and consulting fees.

Interest Expense

     Interest expense for the three months ended March 31, 1996 was $179,000, compared to $195,000 for the same three months of the prior period, a decrease of $16,000, or 8.2%. This decrease was due primarily to the repayment of debt with the proceeds from the Merger. This decrease was partially offset by the interest expense related to asset acquisitions that were made to increase manufacturing capacity and to expand capabilities for new markets.

Income Taxes

     The provision for income taxes for the three months ended March 31, 1996 was $13,000, compared to $86,000 for the same period in 1995, a decrease of $73,000. This decline was primarily due to the decrease in pretax income as the effective tax rate remained substantially unchanged at 43% in 1996, compared with 44% in 1995.

Net Income

     Net income for the three months ended March 31, 1996 was $17,000, compared to $109,000 for the same period of the prior year, a decrease of $82,000, or 84%. The anticipated decline in sales, partially due to the softness in the Music industry, coupled with the increased costs of being a public company, were partially offset by improved efficiencies in manufacturing processes along with declines in costs of paper and paperboard. The cost decrease in paper and paperboard resulted from industry price declines and discount programs the Company negotiated with major suppliers.

Liquidity And Capital Resources

     The primary source of cash for Disc's business activities has been cash flow from operations and borrowings under the financing agreement with Disc's bank lender (the "Financing Agreement"). As of March 31, 1996, Disc had working capital of $6,913,396. Net cash provided from operating activities for the three months ended March 31, 1996 was $326,725. This was due primarily to the increase in accounts payable, accrued expenses and depreciation, and offset by an increase in accounts receivable. The increase in payables was due to extension of terms with major vendors while the increases in accrued expenses and depreciation were due to normal fluctuations.

     Capital expenditures of $84,704 were primarily for purchases of manufacturing furniture and fixtures.

     Disc's Financing Agreement with its bank lender allows Disc to borrow an amount equal to 85% of eligible accounts receivable plus 70% of the value of rolled paper inventory up to a maximum of $8,500,000. Amounts outstanding under the Financing Agreement bear interest at 1% over the lender's prime rate. On October 19, 1995, a $3,000,000 fixed rate borrowing under the Financing Agreement was renewed for six months at a rate of 7.89%. As of March 31, 1996, Disc had approximately $5,500,000 available for borrowing under the Financing Agreement. Although the Financing Agreement will expire at the end of May 1996, the Company expects that it will be renewed by the same bank lender upon substantially the same terms.

     Based upon its existing Financing Agreement, income from operations and cash available, Disc believes that it will have sufficient liquidity to meet its operating needs and capital requirements through 1996. Nevertheless, Disc may require or choose to obtain additional borrowings to fund future capital expenditures and acquisitions.

                           Part II - Other Information

Item 6.         Exhibits and Current Reports on Form 8-K.

        (a)     Exhibits:

                27.1  Financial Data Schedule

        (b)     Reports on Form 8-K:

                None.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                               Disc Graphics, Inc.
                                  (Registrant)


   May 15, 1996  /s/ Donald Sinkin
                 -------------------------------------------
   Date          Donald Sinkin - President


   May 15, 1996  /s/ Margaret Krumholz
                 -------------------------------------------
   Date          Margaret Krumholz - Chief Financial Officer