Form 10-Q
period 1996-06-30
DISC GRAPHICS INC /DE/
filed 1996-08-14
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

         [X] - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

        [ ] - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period from April 1, 1996 to June 30, 1996

                         Commission File Number: 0-22696

                               DISC GRAPHICS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

      Delaware                               13-3678012
 ----------------------                     ---------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)


10 Gilpin Avenue, Hauppauge, New York            11788
- --------------------------------------         ---------
(Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (516) 234-1400
       --------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                            YES X  NO
                                --
     As of August 13, 1996, 5,036,262 shares of the Registrant's Common Stock, par value $.01, were outstanding.

                               INDEX TO FORM 10-Q

                                                                        Page

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995  ....1

Consolidated Statements of Income for the Three and Six Months Ended
June 30, 1996 and 1995 ....................................................2

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 1996 and 1995 ....................................................3

Notes to Consolidated Financial Statements   ..............................4

Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................9

PART II - OTHER INFORMATION

Other Information ........................................................13

Signatures ...............................................................14


                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    As of June 30, 1996 and December 31, 1995

                                                                   June 30,         December 31,
                                                                   1996             1995

Assets
Current assets:
      Cash and cash equivalents                                   $ 31,784          $ 1,309,677
      Accounts receivable, net of allowance for
      doubtful accounts of $715,000 and $494,000, respectively   9,454,893            7,200,428
      Inventories                                                2,037,275            1,812,137
      Prepaid expenses and other current assets                    346,932              571,394
      Current maturities of notes receivable                        73,384               82,777
      Prepaid taxes                                                 44,954                 -
                                                              ------------           ----------
                          Total current assets                  11,989,222           10,976,413

Plant and equipment, net                                         8,662,738            6,776,378
Notes receivable, less current maturities                            1,466               59,937
Covenant not to compete, less accumulated amortization
 OF $138,528 AND $126,984, respectively                               -                  11,544
Security deposits and other assets                                 364,418              285,647
Cost in excess of net assets acquired, net                         599,708                 -
                                                              -------------       -------------

                          Total assets                         $21,617,552          $18,109,919
                                                               ============         ===========

Liabilities and Stockholders' Equity

Current liabilities:
      Current maturities of equipment notes payable             $  511,951           $  386,787
      Current maturities of capitalized
        lease obligations payable                                  798,188              584,635
      Accounts payable and accrued expenses                      4,878,081            2,857,055
      Income taxes payable                                           -                  105,084
                                                                 ---------           ----------
                          Total current liabilities              6,188,220            3,933,561

      Notes payable to bank                                      2,352,892            3,000,000
      Equipment notes payable, less current maturities           2,472,189            2,418,881
      Capitalized lease obligations payable,
         less current maturities                                 2,422,864              963,950
      Deferred income taxes                                        366,406              366,406
                                                                 ---------           ----------
                          Total liabilities                      3,802,571           10,682,798

Stockholders' equity:

      Preferred stock:
          $.01 par value; authorized 5,000 shares;
           no shares issued and outstanding                            -                -
      Common stock:
          $.01 par value; authorized 20,000,000 shares;
          issued and outstanding 5,036,262 and 4,962,188
          shares, respectively                                     50,363                49,622
Additional paid in capital                                      5,087,378             4,948,119
Retained earnings                                               2,677,240             2,429,380
                                                              -----------             ---------
                Total stockholders' equity                      7,814,981             7,427,121

                Total liabilities and stockholders' equity    $21,617,552           $18,109,919
                                                              ===========            ==========

See accompanying notes to consolidated financial statements.


                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
       For the Three and Six Months Ended June 30, 1996 and June 30, 1995

                                             Three Months Ended                   Six Months Ended
                                      June 30,             June 30,         June 30,       June 30,
                                        1996                 1995            1996            1995

Sales                             $10,151,518             $8,552,358       $18,455,839    $17,065,396
Cost of Sales                       7,744,549              6,831,896        14,316,725     13,538,883
                                  -----------            -----------     -------------   ------------

     Gross profit                   2,406,969              1,720,462         4,139,114      3,526,513

Operating expenses:
  Selling and shipping                832,083                713,266         1,488,251      1,413,882
  General and administrative
       expense                        984,671                715,418         1,851,975      1,427,258
                                    ---------               ---------        ---------      ---------

         Operating income             590,215                291,778           798,888        685,373

Interest expense, net                 185,366                210,736           364,045        405,364
Loss on disposal of equipment            -                      -                -             (4,471)
                                     --------               ---------       ----------     -----------

Income before provision for
   income taxes                       404,849                 81,042           434,843        275,538
                                     --------              ---------        ----------      ---------

Provision for income taxes            174,086                 34,849           186,983        120,514
                                    ---------            -----------         ---------     ----------

Net income                           $230,763                $46,193          $247,860       $155,024
                                    =========              =========          ==========     ========

Net income per share                    $0.05                 $0.02              $0.05          $0.07
                                     ========              ==========         ==========   ==========
Weighted average number
   of shares outstanding            4,998,818             2,247,120          4,980,507      2,247,120
                                    =========             ===========        ===========    =========

See accompanying notes to consolidated financial statements.


                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows
            For The Six Months Ended June 30, 1996 and June 30, 1995


                                                                                June 30, 1996            June 30, 1995


Cash flows from operating activities:
   Net income                                                                    $247,860                    $155,025
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                686,977                     471,710
     Loss on disposition of assets                                                  -                           4,470
     Decrease (increase) in accounts receivable                                  (539,526)                    165,752
     Decrease (increase) in inventory                                               2,319                    (396,851)
     Decrease (increase) in prepaid expenses and other current assets             227,416                    (107,909)
     Increase in prepaid taxes                                                    (44,954)                       -
     Increase in accounts payable and accrued expenses                          1,319,126                      20,633
     Decrease in income taxes payable                                            (105,083)                   (140,534)
     Increase in security deposits and other assets                               (75,896)                   (133,284)
                                                                             -------------                 -----------
              Total adjustments                                                 1,470,279                    (116,013)
                                                                                                           -----------

              Net cash provided by operating activities                         1,718,139                      39,012
                                                                            --------------                 -----------

Cash flows from investing activities:
     Capital expenditures                                                         -                          (228,101)
     Proceeds from sale of equipment                                              -                            21,520
     Purchase of Pointille                                                      (621,578)                        -
                                                                            --------------                 -----------
              Net cash used in investing activities                             (621,578)                    (206,581)
                                                                            --------------                 -----------

Cash flows from financing activities:
     Proceeds of secured bank loan payable, net of repayments                 (1,834,158)                     342,220
     Payments of notes receivable                                                 67,864                      230,806
     Payments of long-term debt                                                 (573,160)                    (405,930)
     Decrease in paid in capital                                                 (35,000)                        -
                                                                            --------------                  ----------

              Net cash provided by (used in) financing activities             (2,374,454)                     167,096
                                                                            --------------                  ----------

Net decrease in cash                                                          (1,277,893)                        (473)
                                                                            --------------                  ----------

Cash, December 31                                                             $1,309,677                       $4,822
                                                                            ==============                  ==========

Cash, June 30                                                                    $31,784                       $4,349
                                                                            ==============                  ==========

     Non-cash investing activities related to the purchase of Pointille are described in footnote 2


           See accompanying notes to consolidated financial statements.

                      DISC GRAPHICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 1 -- Organization, Operation and Summary of Significant Accounting
Policies:

General:

     The financial statements included herein have been prepared by Disc Graphics, Inc. (the "Company") without audit. Pursuant to the merger agreement discussed below, the Company's name was changed, effective October 30, 1995, from RCL Capital Corp. to Disc Graphics, Inc. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures made are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995. The Company also believes that this document be read in conjunction with the Company's Transition Report on Form 10-K for the period ended December 31, 1995. The December 31, 1995 figures were derived from the audited consolidated financial statements. In the opinion of management, the information furnished reflects all adjustments that are necessary to fairly present such information. These adjustments consist only of normal recurring adjustments.

Organization and Operation:

     The Company was incorporated in the State of Delaware on August 3, 1992 under the name RCL Capital Corp. ("RCL") for the purpose of raising capital to be used to make an acquisition of an operating business. In August 1992, the Company issued an aggregate of 377,160 shares of common stock, $.01 par value per share ("Common Stock") for an aggregate purchase price of $17,960, or approximately $.05 per share. In October 1992, the Company issued an aggregate of 753,060 shares of Common Stock for an aggregate purchase price of $35,860, or approximately $.05 per share. On July 19, 1993, the Company effected an approximate .375 for 1 stock split which reduced the number of outstanding shares of Common Stock at that time from 5,382,000 to 2,018,250 and on September 29, 1993, the Company effected an approximate .56 for 1 stock split which reduced the number of outstanding shares of Common Stock at that time from 2,018,250 to 1,130,220. All share data included in these financial statements (including the notes) is presented on a post-split basis. On October 29, 1993, the Company repurchased an aggregate of 233,100 shares of Common Stock for an aggregate purchase price of $11,100, or approximately $.05 per share, from certain of its officers and directors. The shares were canceled at the time of their repurchase.

                      DISC GRAPHICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Organization, Operation and Summary of Significant Accounting Policies (Continued):

Organization and Operations (Continued):

The Merger

     On October 30, 1995, RCL consummated the merger (the "Merger") pursuant to the Agreement and Plan of Merger dated as of May 8, 1995 (the "Merger Agreement") between RCL and Disc Graphics, Inc., a New York corporation ("Old Disc"). The Merger was subject to, among other things, approval by RCL's stockholders, which approval was obtained at a special meeting of stockholders held on October 27, 1995. Pursuant to the Merger Agreement, (i) Old Disc merged with and into RCL, (ii) RCL's name was changed to Disc Graphics, Inc., and (iii) all of the outstanding shares of Class A Common Stock, no par value, and Class B Common Stock, no par value, of Old Disc were converted into (a) an aggregate of 3,100,000 shares of Common Stock of the Company and (b) an aggregate of 1,000,000 warrants to purchase an aggregate of 1,000,000 shares of Common Stock of the Company, one-quarter of which shall be exercised at a price of each of $7.00, $8.00, $9.00 and $10.00.

 Potential Future Issuance Of Shares Of Common Stock by the Company

     Pursuant to the Merger Agreement as modified by a certain Agreement dated as of October 30, 1995 by and among certain stockholders of RCL (the "RCL Stockholders") and the former shareholders of Old Disc (the "Old Disc Shareholders") and RCL, if the Old Disc Shareholders subsequently determine from time to time until up to five years after October 30, 1995 (the "Effective Time") that, as of the Effective Time, either (i) RCL did not have cash or marketable securities with a fair market value as of the Effective Time of not less than $6,000,00 (the actual amount of cash and marketable securities held by RCL as of the Effective Time, the "first amount") or (ii) the cash and marketable securities of RCL did not exceed all liabilities of RCL of any kind or nature (whether fixed or contingent, matured or unmatured) (including, without limitation, all liabilities based upon, relating to or arising from any actions taken by or on behalf of RCL or the failure of RCL to take any actions prior to the Effective Time or any facts or circumstances existing prior to the Effective Time, which in any such case results in any liabilities, obligations or claims against the Company after the Effective Time (all such liabilities collectively, the "RCL Liabilities")), by not less than $6,000,000 (the actual amount of cash and marketable securities held by RCL as of the Effective Time less such liabilities, the "Second Amount"), then promptly upon notice of such determination by the Old Disc Shareholders to the Company, the Company shall issue to such Old Disc Shareholders, on a pro rata basis based on the number of shares of Old Disc Common Stock held by such shareholders immediately prior to the Effective Time, the number of shares of the Company's Common Stock (the "RCL Designated Shares") sufficient (without duplication) to increase the percentage ownership of the Company by all of such shareholders that such shareholders would have had immediately after the effective time (excluding, any RCL Indemnity Shares (as defined below) issued after the Effective Time) from 60.23% to a percentage determined by the dividing (i) $9,075,000 by (ii) the sum of $9,075,000 and the First Amount or the Second Amount, as the case may be. If, at any time or from time to time, the excess of $6,000,000 over the First Amount or the Second Amount is more than $100,000 on a cumulative basis, the number of shares of the Company's Common Stock to be issued to such Old Disc Shareholders pursuant to the immediately preceding sentence shall be equal to two times the number of RCL Designated Shares and if, at any time or from time to time, such excess is more than $1,000,000, the number of shares of the Company's Common Stock to be issued to such Old Disc Shareholders shall be equal to three times the number of RCL Designated Shares (the shares of the Company's Common Stock issuable from time to time pursuant to this provision are collectively referred to as the "RCL Indemnity Shares").

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

     Net Income Per Share:

     Net income per share is computed based upon the weighted average number of shares outstanding for the period. The computation is presented as if the reverse stock splits referred to above had occurred as of the date of incorporation. Outstanding warrants were not included in the computation as their effect is anti-dilutive.

     Amortization of Costs in Excess of Fair Market Value of Net Assets
Acquired:

     Costs in excess of fair market value of net assets acquired are being amortized over a period of 15 years by the straight-line method.

     Inventories:

     Inventories consist of the following:

                                             June 30,           December 31,
                                               1996                 1995

                   Raw Materials           $1,333,762            $1,327,496
                   Work-in-process            588,526               265,873
                   Finished Goods             114,987               218,768
                                           ----------            ----------

                                           $2,037,275            $1,812,137
                                           ===========           ==========

Note 2 -- Acquisitions

              As of May 18, 1996, the Company acquired substantially all of the assets and certain liabilities of Pointille, Inc., a California based printing company ("Pointille"), for $621,578 in cash, the issuance of 74,074 shares of the Company's Common Stock, and the issuance of a promissory note in the amount of $330,000 (principal and interest), payable in 36 equal monthly installments of principal and interest beginning on June 17, 1996 (the "Acquisition"). The Company recorded the value of the shares of the Company's Common Stock at the estimated fair value at the date of the Acquisition. The Acquisition was accounted for using the purchase method of accounting and in accordance with generally accepted accounting principles. The net worth of Pointille as of May 17, 1996 has not yet been finalized; therefore, an estimate of the allocation of the purchase price was made on the basis of currently available information.

              The allocation of the purchase price of Pointille was as follows:


     Purchase price
              Cash                                 $621,578
              Promissory note (present value)       299,708
              Common Stock                          175,000
                                                  ---------
                                                 $1,096,286

     Pointille's net asset value                   $499,578
                                                  ---------
     Excess of cost over fair value of
        business acquired                          $599,708
                                                  =========


     These unaudited pro forma results have been prepared for comparative purposes only and include, among other adjustments, the following: additional amortization expense as a result of goodwill and an increased interest expense due to borrowings under the Company's financing agreement with Fleet Bank for the payment of the purchase price and the repayment of Pointille's bank line of credit and notes payable. They do not purport to be indicative of the results of operations which actually would have resulted had the purchase been effected on January 1, 1995, nor of future results of operations of the consolidated entities. For purposes of pro forma and interim reporting, the financial information of Pointille was adjusted to conform with the Company's reporting periods. The pro forma results were combined to compare the same periods.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Pointille, Inc. as if the Acquisition had occurred on January 1, 1995.


                                                1996                1995
                                           (thousands except per share amounts)

 Net Sales                                     $21,281            $21,134
 Net Income (Loss)                                $147             ($ 38)
 Earnings (Loss) Per Common Share                 $.03             ($.01)

                             Disc Graphics, Inc.
                       Management's Discussion And Analysis
                Of Financial Condition and Results of Operations


General
- -------

     On May 18, 1996, Disc Graphics, Inc., a Delaware corporation (the "Company"), acquired (the "Acquisition") substantially all of the assets and certain liabilities of Pointille, Inc., a California corporation ("Pointille"), pursuant to an Asset Purchase Agreement dated as of May 17, 1996, by and among the Company, Pointille and the sole shareholder of Pointille (the "Asset Purchase Agreement"). The purchase price consisted of $621,578 in cash, 74,074 shares of the Company's common stock, $.01 par value per share ("Common Stock") and a promissory note in the amount of $330,000, payable in 36 equal monthly installments of principal and interest beginning on June 17, 1996.

     Pointille was a manufacturer of packaging for the video, music, and CD ROM software markets.

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995
- -----------------------------------------------------------------------------

Results of Operations
- ---------------------

Net Sales
- ---------
     Net sales for the six months ended June 30, 1996 were $18,456,000, compared to $17,065,000 for the same period the prior year, representing an increase of $1,391,000, or 8.2%. This increase was primarily due to the acquisition of Pointille effective May 18, 1996. Pointille had net sales of $786,000 for the period from May 18, 1996 to June 30, 1996. The categories of the business which experienced significant growth were video/software packaging, which increased $907,000, or 24%, and consumer product packaging, which increased $999,000, or 24%. The growth in video/software packaging sales was due primarily to the increase in CD ROM packaging sales in both the Company's New York and California offices.

     Label and commercial sales increased $108,000 and $29,000, or 8% and 2%, respectively. Music/audio packaging continued to be impacted by the general downturn in the music industry with a decrease in sales of $584,000, or 16%, for the first six months of 1996, compared to the same period in 1995. Pharmaceutical/vitamin packaging sales also experienced a slight downturn of $61,000, or 2%, compared with the comparable period the prior year.

Gross Profit
- ------------

     Gross profit for the six months ended June 30, 1996 was $4,139,000 (a 22% profit margin), compared to $3,527,000 (a 21% profit margin) for the same period of the prior year, representing an increase of $612,000, or 17%. The increase was due to an increase in sales coupled with a decline in cost as a percentage of sales and the acquisition of Pointille. The decrease in cost was a result of manufacturing efficiencies resulting from improved processes and equipment. The acquisition of Pointille resulted in an increase in gross profit of $104,000 (a 13% profit margin on Pointille sales).

Selling, General and Administrative Expenses
- --------------------------------------------

     Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 1996 were $3,340,000, compared to $2,841,000 for the same period of the prior year, an increase of $499,000, or 18%. This increase was due primarily to professional fees and the cost of insurance related to the Company's public status and costs related to the acquisition of Pointille.

Interest Expense
- ----------------

     Interest expense for the six months ended June 30, 1996 was $405,000, compared to $405,000 for the same period of the prior year. Interest expense includes interest on notes payable to the Company's bank lender and capital lease obligations on equipment. There was no change in interest expense because debt reduction from the utilization of the Merger proceeds was offset by increased debt related to the acquisition of Pointille and capital expenditures for equipment.

Income Taxes
- ------------

     The provision for income taxes for the six months ended June 30, 1996 was $187,000, compared to $121,000 for the same period of the prior year, an increase of $66,000, or 55%. This increase was due primarily to the increase in pretax income of $159,000 at the effective tax rate of approximately 43%.


Net Income
- ----------

     Net income for the six months ended June 30, 1996 was $248,000, compared to $155,000 for the same period of the prior year, an increase of $93,000, or 60%. This increase was a result of an increase in net sales of approximately 8%, along with the management of manufacturing costs resulting in cost of goods sold declining as a percentage of net sales from 79% in 1995 to 78% in 1996. Although the acquisition of Pointille resulted in an increase in net sales, there was only a break-even effect on net income.


Three Months Ended June 30, 1996 Compared to the Three Months Ended June
30, 1995
- ------------------------------------------------------------------------
Net Sales
- ---------
     Net sales for the three months ended June 30, 1996 were $10,152,000, compared to $8,552,000 for the same period the prior year, representing an increase of $1,600,000, or 18.7%. This increase was primarily due to the acquisition of Pointille, with net sales of $786,000 from May 18, 1996 to June 30, 1996. The categories of the business which experienced significant growth were video/software packaging, which increased $669,000, or 37%, and consumer product packaging, which increased $935,000, or 41%. The growth in video/software packaging was due primarily to the increase in CD ROM packaging sales in the Company's New York and California offices.

     Label, commercial sales and pharmaceutical/vitamin packaging sales increased $78,000, $13,000 and $48,000 or 13%, 2% and 4%, respectively, over the same period the prior year. Music/audio packaging continued to be impacted by the general downturn in the music industry with a decline of $150,000, or 8%, for the three months ended June 30, 1996, compared to the same period in 1995. The decline in this segment was partially offset by the acquisition of Pointille which contributed $282,000, or 17%, of music/audio sales in the quarter.

Gross Profit
- ------------

     Gross profit for the three months ended June 30, 1996 was $2,407,000 (a 24% profit margin), compared to $1,720,000 (a 20% profit margin) for the same period of the prior year, representing an increase of $687,000, or 40%. The increase was due to the 18.7% increase in sales coupled with the decline in cost as a percentage of sales. The decrease in cost was a result of manufacturing efficiencies resulting from improved processes and equipment.

Selling, General and Administrative Expenses
- --------------------------------------------

     SG&A expenses for the three months ended June 30, 1996 were $1,817,000, compared to $1,429,000 for the same period of the prior year, an increase of $388,000, or 27%. This increase was due primarily to professional fees and the cost of insurance related to the Company's public status.

Interest Expense
- ----------------

     Interest expense for the three months ended June 30, 1996 was $196,000, compared to $207,000 for the same period of the prior year, a decrease of $11,000, or 5%. Interest expense includes interest on notes payable to the Company's bank lender and capital lease obligations on equipment. This decrease was due to debt reduction from the utilization of the Merger proceeds offset to a lesser extent by an increased debt related to the acquisition of Pointille and capital expenditures for equipment.

Income Taxes
- ------------

     The provision for income taxes for the three months ended June 30, 1996 was $174,000, compared to $35,000 for the same period of the prior year, an increase of $139,000, or 397%. This increase was due primarily to the increase in pretax income of $324,000 at the effective tax rate of approximately 43%.

Net Income
- ----------

     Net income for the three months ended June 30, 1996 was $231,000, compared to $46,000 for the same period of the prior year, an increase of $185,000, or 402%. This increase was a result of an increase in net sales of 18.7% along with the management of manufacturing costs resulting in cost of goods sold declining as a percentage of net sales from 80% in 1995 to 76% in 1996. Although the acquisition of Pointille resulted in an increase in net sales, there was only a break-even effect on net income.

Liquidity and Capital Resources
- -------------------------------

     The primary source of cash for the Company's business has been cash flow from the operations and borrowings under the financing agreement with the Company's bank lender (the "Financing Agreement"). As of June 30, 1996, the Company had working capital of $5,801,000. Net cash provided by operating activities for the six months ended June 30, 1996 was $1,718,000, due to general business growth.

     The Company anticipates capital expenditures of $500,000 for the remainder of 1996, primarily for purchases of manufacturing equipment and information systems. The Company's investment in the acquisition of Pointille included a net cash payment of $622,000 which was funded through the Company's Financing Agreement.

     The Company's Financing Agreement allows for the Company to borrow an amount equal to the sum of 85% of eligible accounts receivable plus 70% of the value of rolled paper inventory up to a maximum of $8,500,000. Amounts outstanding under the Financing Agreement bear interest at 1% over the prime rate of the Company's lender. As of June 30, 1996, the Company had approximately $6,100,000 available for borrowing under the Financing Agreement. As of June 30, 1996, the Company had borrowed approximately $2,353,000 and the interest rate per annum thereon was 9.25%

     Based on its existing Financing Agreement and income from operations, the Company believes that it will have sufficient liquidity to meet its operating needs and capital requirements through 1996. The Company may require or choose to obtain additional borrowings to fund future capital expenditures and/or acquisitions.

Part II- Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 14, 1996, the Company held its Annual Meeting of Stockholders. Seymour W. Zises was elected a Class I Director by a vote of 3,955,680 for, 4,000 against, with 0 abstaining and 1,002,508 broker non-votes. Mark L. Friedman was elected a Class I Director by a vote of 3,955,680 for, 4,000 against, with 0 abstaining and 1,002,508 broker non-votes. In addition, Stockholders approved the appointment of KPMG Peat Marwick as independent auditors for 1996 by a vote of 3,955,680 for, 2,000 against, with 2,000 abstaining and 1,002,508 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits - None

         (b)  Reports on Form 8-K:

              On June 3, 1996, the Company filed a Current Report on Form 8-K dated May 18, 1996 (the "May 8-K"). The May 8-K reported Items 2 and 7 and included the following financial statements for Pointille, Inc.:

Balance Sheet dated February 29, 1996
Statement of Operations and Retained Earnings for the Year
  Ended February 29, 1996
Statement of Cash Flows for the Year Ended February 29, 1996
Notes to Financial Statements

     On July 26, 1996, the Company filed a Current Report on Form 8-K/A Amendment No. 1 (the "8-K Amendment"), amending the May 8-K. The 8-K Amendment reported Item 7 and included the following pro forma financial statements for the Company and Pointille:

Pro Forma Condensed Combined Balance Sheet as of March 31, 1996
Pro Forma Condensed Combined Income Statement as of March 31, 1996 Pro Forma Condensed Combined Income Statement as of December 31, 1995 Notes to Pro Forma Condensed Combined Financial Statements

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                      DISC GRAPHICS, INC.
                                     --------------------
                                       (Registrant)

    August 14, 1996                /s/ Donald Sinkin
    --------------               -------------------------
    Date                         Donald Sinkin - President

    August 14, 1996              /s/ Margaret Krumholz
    ---------------              -------------------------------------------
    Date                         Margaret Krumholz - Chief Financial Officer