Form 10-Q
period 1996-09-30
DISC GRAPHICS INC /DE/
filed 1996-11-14
CIK 904541

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

For the quarterly period from July 1, 1996 to September 30, 1996

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


Registrant's telephone number, including area code: (516) 234 -1400

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

As of November 5, 1996, 5,027,762 shares of the Registrant's Common Stock, par value $.01, were outstanding.

                               INDEX TO FORM 10-Q

                                                                           Page

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets as of September 30, 1996
and December 31, 1995........................................................1

Consolidated Statements of Income for the Three and Nine Months ended
September 30, 1996 and 1995..................................................2

Consolidated Statements of Cash Flows for the Nine Months ended
September 30, 1996 and 1995..................................................3

Notes to Consolidated Financial Statements...................................4

Management's Discussion and Analysis of Financial Condition
and Results of Operations....................................................8

PART II - OTHER INFORMATION

Other Information...........................................................13

Signatures..................................................................14


                        DISC GRAPHICS, INC.
                         AND SUBSIDIARIES

                        Consolidated Balance Sheets
                        As of September 30, 1996 and December 31, 1995
                                 (unaudited)
                                                                               September 30,        December 31,
                                                                                 1996                1995
Assets

Current assets:
      Cash and cash equivalents                                                $    33,304          $ 1,309,677
      Accounts receivable, net of allowance for doubtful accounts of
            $863,000 and $494,000, respectively                                 10,477,355            7,200,428
      Inventories                                                                1,609,155            1,812,137
      Prepaid expenses and other current assets                                    348,094              571,394
      Current maturities of notes receivable                                        77,279               82,777
                                                                                ----------           ----------
                          Total current assets                                  12,545,187           10,976,413


Plant and equipment, net                                                         8,377,381            6,776,378
Notes receivable, less current maturities                                           -                    59,937
Covenant not to compete, less accumulated amortization of $138,528
      and $126,984, respectively                                                    -                    11,544
Security deposits and other assets                                                 219,487              285,647
Cost in excess of net assets acquired, net of amortization of $24,554              962,739                -

                          Total assets                                         $22,104,794          $18,109,919
                                                                               ===========          ===========

Liabilities and Stockholders' Equity
Current liabilities:
      Current maturities of equipment notes payable                            $   550,189         $  386,787
      Current maturities of capitalized lease obligations payable                  739,892             584,635
      Accounts payable and accrued expenses                                      4,997,080           2,857,055
      Income taxes payable                                                         426,498             105,084
                                                                                 ---------           ---------
                          Total current liabilities                              6,713,659           3,933,561

Notes payable to bank                                                            2,093,998           3,000,000
Equipment notes payable, less current maturities                                 2,193,162           2,418,881
Capitalized lease obligations payable, less current maturities                   2,276,002             963,950
Deferred income taxes                                                              366,406             366,406
                                                                                ----------          ----------
                          Total liabilities                                     13,643,227          10,682,798

Stockholders' equity:
      Preferred stock:
          $.01 par value; authorized 5,000 shares; no shares issued and
          outstanding                                                                 -                 -
      Common stock:
          $.01 par value; authorized 20,000,000 shares;  issued
        5,036,262 and 4,962,188 shares, respectively                               50,363              49,622
Additional paid in capital                                                      5,087,378           4,948,119
Retained earnings                                                               3,347,826           2,429,380
                                                                                ---------           ---------
                                                                                8,485,567           7,427,121

Less: Treasury stock, at cost, 8,500 shares in 1996                               (24,000)                 -
                                                                                ----------          ---------
                          Total stockholders' equity                            8,461,567           7,427,121

                          Total liabilities and stockholders' equity          $22,104,794          $18,109,919
                                                                              ===========          ===========

          See accompanying notes to consolidated financial statements

                              DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                         For the Three and Nine Months
                Ended September 30, 1996 and September 30, 1995
                                  (unaudited)

                                                      Three Months Ended                              Nine Months Ended
                                           September 30,            September 30,           September 30,          September 30,
                                               1996                    1995                     1996                   1995



Sales                                      $12,773,183             $10,395,195              $31,229,022            $27,460,591
Cost of sales                                9,235,532               8,311,039               23,552,257             21,849,922
                                           -----------             -----------              -----------            -----------

         Gross profit                        3,537,651               2,084,156                7,676,765              5,610,669

Operating expenses:
       Selling and shipping                  1,072,468                 770,769                2,560,719               2,184,651
       General and administrative            1,046,703                 735,879                2,898,678               2,163,137
                                             ---------              ----------                ---------               ---------

         Operating income                    1,418,480                 577,508                2,217,368               1,262,881

Interest expense, net                          242,017                 244,577                  606,062                 649,941
Loss on disposal of equipment                     -                       -                        -                      4,471
                                             ----------             -----------               ----------              ----------

Income before provision for income  taxes    1,176,463                 332,931                1,611,306                 608,469

Provision for income taxes                     505,877                 143,162                  692,860                 263,675
                                             ----------             -----------               ----------              ----------

Net income                                    $670,586                $189,769                 $918,446                $344,794
                                             ==========             ===========               ==========               =========

Net Income per share                             $0.13                   $0.08                    $0.18                   $0.15
                                             ==========             ===========               ==========               =========

Weighted average number of shares
  outstanding                                5,029,599               2,247,120                4,996,988               2,247,120
                                             =========              ==========                ==========              =========

See accompanying notes to consolidated financial statements


                              DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
      For the Nine Months Ended September 30, 1996 and September 30, 1995
                                   (unaudited)

                                                                                   September 30, 1996      September 30, 1995

Cash flows from operating activities:
   Net income                                                                      $  918,446               $ 344,794
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                               1,057,642                 736,505
        Loss on disposition of assets                                                   -                       4,470
        Increase in accounts receivable                                            (1,562,088)             (2,037,190)
        Decrease (Increase) in inventory                                              430,439                (336,614)
        Decrease (Increase) in prepaid expenses and other current assets              226,254                 (97,129)
        Increase in accounts payable and accrued expenses                           1,438,126                 359,035
        Increase (Decrease) in income taxes payable                                   321,415                 (10,915)
        Increase in security deposits and other assets                               (269,312)                (13,486)
                                                                                   -----------             -----------
                Total adjustments                                                   1,642,476              (1,395,324)
                                                                                   -----------             -----------

                Net cash provided by (used in) operating activities                 2,560,922              (1,050,530)
                                                                                   -----------             -----------

Cash flows from investing activities:
        Capital expenditures                                                         (109,309)             (1,141,308)
        Proceeds from sale of equipment                                                  -                     21,520
        Purchase of Pointille, Inc.                                                  (621,578)                   -
                                                                                    ----------             -----------
                Net cash used in investing activities                                (730,887)             (1,119,788)
                                                                                    ----------             -----------

Cash flows from financing activities:
        Proceeds of secured bank loan payable, net of repayments                   (2,093,052)              1,961,974
        Payments of notes receivable                                                   65,435                 235,203
        Borrowings under long-term debt                                                  -                    599,510
        Payments of long-term debt                                                 (1,019,107)               (621,103)
        Decrease in paid in capital                                                   (35,000)                   -
        Purchase of treasury stock                                                    (24,000)                   -
                                                                                   -----------              ----------

                Net cash  provided by (used in) financing activities               (3,105,724)              2,175,584
                                                                                   -----------              ----------

Net  increase (decrease) in cash                                                   (1,276,373)                  5,266
                                                                                   -----------              ----------

Cash, December 31                                                                  $1,309,677                  $4,822
                                                                                   ==========               ==========

Cash, September 30                                                                    $33,304                 $10,088
                                                                                   ==========               ==========

          Non-cash investing activities related to the purchase of Pointille are described in note 2


See accompanying notes to consolidated financial statements


                      DISC GRAPHICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Operation and Summary of Significant Accounting Policies:

General

        The financial statements included herein have been prepared by Disc Graphics, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures made are adequate to make the information presented not misleading, it is recommended that these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 and the Company's Transition Report on Form 10-K for the period ended December 31, 1995. The December 31, 1995 figures included herein were derived from the audited consolidated financial statements. In the opinion of management, the information furnished herein reflects all adjustments that are necessary to fairly present such information. These adjustments consist only of normal recurring adjustments and adjustments made for the acquisition of Pointille, Inc.

The Merger

          On October 30, 1995, the Company, then known as RCL Capital Corp. ("RCL"), consummated the merger (the "Merger") pursuant to the Agreement and Plan of Merger dated as of May 8, 1995 (the "Merger Agreement") between RCL and Disc Graphics, Inc., a New York corporation ("Old Disc"). Pursuant to the Merger Agreement, (i) Old Disc merged with and into RCL, (ii) RCL's name was changed to Disc Graphics, Inc., and (iii) all of the outstanding shares of Class A Common Stock, no par value, and Class B Common Stock, no par value, of Old Disc were converted into (a) an aggregate of 3,100,000 shares of Common Stock of the Company and (b) and an aggregate of 1,000,000 warrants to purchase an aggregate of 1,000,000 shares of Common Stock of the Company, one-quarter of which shall be exercised at a price of each of $7.00, $8.00, $9.00 and $10.00.

Potential Future Issuance of  Shares of Common Stock by the Company

        Pursuant to the Merger Agreement as modified by a certain Agreement dated as of October 30, 1995 by and among certain stockholders of RCL (the "RCL Stockholders") and the former shareholders of Old Disc (the "Old Disc Shareholders") and RCL, if the Old Disc Shareholders subsequently determine from time to time until up to five years after October 30, 1995 (the "Effective Time") that, as of the Effective Time, either (i) RCL did not have cash or marketable securities with a fair market value as of the Effective Time of not less than $6,000,000 (the actual amount of cash and marketable securities held by RCL as of the Effective Time, the "First Amount") or (ii) the cash and marketable securities of RCL did not exceed all liabilities of RCL of any kind or nature (whether fixed or contingent, matured or unmatured) (including, without limitation, all liabilities based upon, relating to or arising from any actions taken by or on behalf of RCL or the failure of RCL to take any actions prior


DISC GRAPHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Operation and Summary of Significant Accounting Policies (continued):

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

          Notwithstanding the provision of the Merger Agreement described in the immediately preceding paragraph, the RCL Stockholders and the Old Disc Shareholders have entered into an agreement (the "Letter Agreement") pursuant to which the RCL Stockholders will transfer to the Old Disc Shareholders' shares of the Company's Common Stock owned by the RCL Stockholders instead of the Company issuing certain shares of its Common Stock to the Old Disc Shareholders, but only if and to the extent that net assets are between $4,900,00 and $5,304,750. "Net assets" means RCL's cash and marketable securities at the Effective Time less the RCL Liabilities.

          Pursuant to the Merger Agreement and the Letter Agreement described above, the RCL Stockholders, the Old Disc Shareholders and the Company have agreed that the Company will issue 342,256 shares of its Common Stock to the Old Disc Shareholders and the RCL Stockholders will transfer 60,000 shares of Common Stock of the Company to the Old Disc Shareholders. It is expected that these transactions will be completed by December 31, 1996.

Net Income Per Share

        Net income per share is computed based upon the weighted average number of shares outstanding for the period. Outstanding warrants were not included in the computation as their effect is antidilutive to net income per share.

Amortization of Costs in Excess of Fair Market Value of Net Assets Acquired

        Costs in excess of fair market value of net assets acquired are being amortized over a period of 15 years by the straight-line method.



DISC GRAPHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Operation and Summary of Significant Accounting Policies (continued):

Inventories

        Inventories consist of the following:

                                 September  30,           December 31,
                                      1996                      1995

        Raw materials           $    1,165,831            $  1,327,496
        Work-in-process                314,592                 265,873
        Finished goods                 128,732                 218,768
                                --------------            ------------

                                   $ 1,609,154            $  1,812,137
                                ==============            ============


Note 2 - Acquisition

               On May 17, 1996, the Company acquired substantially all of the assets and certain liabilities of Pointille, Inc., a California based printing company ("Pointille") , for $621,578 in cash, the issuance of 74,074 shares of the Company's Common Stock, and the issuance of a promissory note in the amount of $330,000 (principal and interest), payable in 36 equal monthly installments of principal and interest beginning on June 17, 1996 (the "Acquisition"). The Company recorded the value of the 74,074 shares of the Company's Common Stock issued at the estimated fair value at the date of the Acquisition. The Acquisition was accounted for using the purchase method of accounting and in accordance with generally accepted accounting principles. The net worth of Pointille as of May 17, 1996 has not yet been finalized; therefore, an estimate of the allocation of the purchase price was made on the basis of currently available information.

                The allocation of the purchase price of Pointille was as follows:


Purchase price
     Cash                                       $621,578
     Promissory note (present value)             299,708
     Common Stock                                175,000
     Transaction Costs                           120,031
                                               ---------
                                              $1,216,317

     Pointille's net asset value                $229,024

     Excess of cost over fair value of
       business acquired                       $ 987,293
                                               =========



                      DISC GRAPHICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions (continued):

        These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) additional amortization expense due to goodwill resulting from the Acquisition and (ii) an increased interest expense due to cash borrowed under the Company's financing agreement with Fleet Bank for the payment of the purchase price and the repayment of Pointille's bank line of credit and notes payable (which was partially offset by the payment of Pointille's bank line of credit and notes payable). These unaudited proforma results do not purport to be indicative of the results of operations which actually would have resulted had the purchase been effected on January 1, 1995, nor of future results of operations of the consolidated entities. For purposes of pro forma and interim reporting, the financial information of Pointille, which was on a February 28 fiscal year, was adjusted to conform with the Company's reporting periods.

        The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Pointille as if the Acquisition had occurred January 1, 1995.

                                      1996                    1995
                                  (thousands except per share amounts)

Net sales                            $35,054                $33,460
Net income                              $818                   $280
Earnings per Common share               $.16                   $.12


                              DISC GRAPHICS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        On May 18, 1996, Disc Graphics, Inc., a Delaware corporation (the "Company"), acquired substantially all of the assets and certain liabilities of Pointille, Inc., a California corporation ("Pointille" or the "California Office"), pursuant to an asset purchase agreement dated as of May 17, 1996, by and among the Company, Pointille and the sole shareholder of Pointille (the "Asset Purchase Agreement"). The purchase price consisted of $775,000 in cash, 74,074 shares of the Company's Common Stock, $.01 par value per share, and a promissory note in the amount of $330,000, payable in 36 equal monthly installments of principal and interest beginning on June 17, 1996.

        Pointille was a manufacturer of packaging for the video, music, and CD ROM software markets. The Company believes that the acquisition of the California Office positions the Company to compete in the west coast markets, particularly with respect to software packaging.

     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

RESULT OF OPERATIONS

NET SALES

        Net sales for the three months ended September 30, 1996 were $12,773,000, compared to $10,395,000 for the same period the prior year, representing an increase of $2,378,000, or 22.9%. This increase was primarily due to the acquisition of the California Office which had net sales of $1,977,000. The categories of the business which experienced significant growth in this quarter compared to the three months ended September 30, 1995 were video/software packaging, which increased $1,089,000, or 42%, music/audio packaging which increased $541,000, or 29%, and consumer product packaging, which increased $402,000, or 12%. The growth in video/software packaging was primarily due to the increase in CD ROM packaging sales in the Company's New York and California offices. The impact to the Company of the general downturn in the cassette segment of the music industry has been partially offset by the $671,000 of music/audio packaging sales from the California Office.

     Label and commercial sales increased $92,000 and $311,000, or 14% and 38%, respectively, over the same period the prior year. Pharmaceutical/vitamin packaging sales have declined by $54,000, or 5%, from $1,056,000 for the three months ended September 30, 1996 to $1,002,000 during the same period of the prior year.

GROSS PROFIT

        Gross profit for the three months ended September 30, 1996 was $3,538,000 (a 27.7% profit margin), compared to $2,084,000 (a 20% profit margin) for the same period of the prior year, representing an increase of $1,454,000, or 70%. The increase was due to a 22.9% increase in sales coupled with the decline in cost as a percentage of sales. The decrease in cost of sales as a percent of sales was a result of manufacturing efficiencies from improved processes and the purchase of new equipment.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general, and administrative ("SG&A") expenses for the three months ended September 30, 1996 were $2,119,000, compared to $1,507,000 for the same period of the prior year, an increase of $612,000, or 41%. This increase in SG&A expenses was due primarily to professional fees and the cost of insurance related to the Company's public status and costs of the California Office.

INTEREST EXPENSE

        Interest expense for the three months ended September 30, 1996 was $244,000, compared to $245,000 for the same period of the prior year. Interest expense includes interest on notes payable to the Company's bank lender and capital lease obligations on equipment. There was no material change in interest expense because debt reduction from the utilization of the proceeds of the Merger described in note 1 to the consolidated financial statements contained herein was offset by increased debt related to the acquisition of the California Office and capital expenditures for equipment.

INCOME TAXES

        The provision for income taxes for the three months ended September 30, 1996 was $506,000, compared to $143,000 for the same period of the prior year, an increase of $363,000, or 253%. This increase was due to the increase in pretax income of $844,000 at the effective tax rate of approximately 43%.

NET INCOME

        Net income for the three months ended September 30, 1996 was $671,000, compared to $190,000 for the same period of the prior year, an increase of $481,000, or 253%. This increase in net income was a result of an increase in net sales of 23% along with the management of manufacturing costs resulting in cost of goods sold declining as a percentage of net sales from 80% in the three months ended September 30, 1995 to 72% in the three months ended September 30, 1996.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS

NET SALES

        Net sales for the nine months ended September 30, 1996 were $31,229,000, compared to $27,461,000 for the same period the prior year, representing an increase of $3,768,000, or 13.7%. This increase was primarily due to the acquisition of the California Office which had net sales of $2,763,000 for the period from May 18, 1996 to September 30, 1996. The categories of the business which experienced significant growth were video/software packaging, which increased $1,994,000, or 31%, and consumer product packaging, which increased $1,399,000, or 18%, over the same nine month period the prior year. The growth in video/software packaging sales was primarily due to the increase in CD ROM packaging sales in both the Company's New York and California offices. Label and commercial sales increased $192,000 and $339,000, or 10% and 13%, respectively over the nine month period in 1995.

        Music/audio packaging sales decreased by $39,000, or 1%, from $5,468,000 to $5,429,000 for the first nine months of 1996, compared to the same period in 1995. The impact to the Company of the general downturn in the cassette segment of the music industry has been partially offset by the $953,000 of music/audio packaging sales from the California Office. Pharmaceutical/vitamin packaging sales also decreased $121,000, or 3%, from $3,552,000 to $3,431,000, compared with the same period the prior year.

GROSS PROFIT

        Gross profit for the nine months ended September 30, 1996 was $7,677,000 (a 24.6% profit margin), compared to $5,611,000 (a 20.4% profit margin) for the same period of the prior year, representing an increase of $2,066,000, or 37%. The increase was due to an increase in sales coupled with the decline in cost of goods sold as a percentage of sales and the addition of sales made by the California Office. Sales made by the California Office resulted in gross profit of $441,000 (a 15% profit margin). The decrease in cost was a result of manufacturing efficiencies resulting from improved processes and the purchase of equipment. The investment in more efficient equipment and the Company's work to improve processes resulted in a four percent decrease in cost of goods sold as a percentage of sales for the nine months ended September 30, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 1996 were $5,459,000, compared to $4,348,000 for the same period of the prior year, an increase of $1,111,000, or 26%. This increase in SG&A expenses was due primarily to professional fees and the cost of insurance related to the Company's public status and costs of the California Office.

INTEREST EXPENSE

        Interest expense for the nine months ended September 30, 1996 was $649,000, compared to $650,000 for the same period of the prior year. Interest expense includes interest on notes payable to the Company's bank lender and capital lease obligations on equipment. There was no material change in interest expense because debt reduction from the utilization of the proceeds of the Merger described in note 1 to the consolidated financial statements contained herein was offset by increased debt related to the acquisition of the California Office and capital expenditures for equipment.

INCOME TAXES

        The provision for income taxes for the nine months ended September 30, 1996 was $693,000, compared to $264,000 for the same period of the prior year, an increase of $429,000, or 163%. This increase was due primarily to the increase in pretax income of $1,003,000 at the effective tax rate of approximately 43%.

NET INCOME

        Net income for the nine months ended September 30, 1996 was $918,000, compared to $345,000 for the same period of the prior year, an increase of $573,000, or 166%. This increase in net income was a result of an increase in net sales of approximately 14% along with the management of manufacturing costs resulting in the cost of goods sold declining as a percentage of net sales from 79.6% for the nine months ended September 30, 1995 to 75.4% for the same period in 1996.

LIQUIDITY AND  CAPITAL RESOURCES

        The primary source of cash for the Company's business has been cash flow from the operations and borrowings under the financing agreement with the Company's bank lender (the "Financing Agreement"). As of September 30, 1996, the Company had working capital of $5,832,000. Net cash used in operating activities for the nine months ended September 30, 1996 was $2,536,000.

        For the remainder of 1996, the Company anticipates capital expenditures of $250,000 primarily for purchases of manufacturing equipment and information systems. The Company's purchase of the California Office included a net cash payment of $621,578 which the Company borrowed under its Financing Agreement.

        The Financing Agreement allows the Company to borrow an amount equal to the sum of 85% of eligible accounts receivable plus 70% of the value of rolled paper inventory up to a maximum of $8,500,000. Amounts outstanding under the Financing Agreement bear interest at an annual rate of 1% over the prime rate of the Company's lender. As of September 30, 1996, the Company had approximately $6,400,000 available for borrowing under the Financing Agreement. As of September 30, 1996, the Company had borrowed approximately $2,094,000 and the interest rate per annum thereon was 9.25%. The Company has substantially completed negotiating a new financing agreement with its bank lender with a more favorable interest rate than the current agreement.

        Based on its existing Financing Agreement and income from operations, the Company believes that it will have sufficient liquidity to meet its operating needs and capital requirements through 1996. The Company may require or choose to obtain additional borrowings to fund future capital expenditures and/or acquisitions.

Part II - Other Information

Item 5.   Other Information.

     On July 1, 1996, the Company announced that it would spend up to $750,000 purchasing shares of its Common Stock and/or Warrants from time to time in the market. As of September 30, 1996, the Company had spent $24,000 purchasing 8,500 shares at prices ranging between $2 3/4 to $2 7/8.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits - None

        (b)  Reports on Form 8-K:

        On July 26, 1996, the Company filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-K/A Amendment No. 1 (the "8-K Amendment") amending the Company's Current Report on Form 8-K dated May 18, 1996 and filed with the Commission on June 3, 1996. The 8-K Amendment reported Item 7 and included the following financial statements:

        Pro Forma Condensed Combined Balance Sheet as of March 31, 1996

        Pro Forma Condensed Combined Income Statement as of March 31, 1996

        Pro Forma Condensed Combined Income Statement as of December 31, 1995

        Notes to Pro Forma Condensed Combined Financial Statements


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               November 14, 1996                  /s/ Donald Sinkin
               -----------------                  -------------------------
               Date                               Donald Sinkin - President




              November 14, 1996                   /s/ Margaret Krumholz
              -----------------                   -------------------------
              Date                                Margaret Krumholz - Chief
                                                  Financial Officer