Form 10-K
period 1996-12-31
DISC GRAPHICS INC /DE/
filed 1997-03-31
CIK 904541

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    Form 10-K
  (Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996
                               or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

  Commission file number 0-22696

                               DISC GRAPHICS, INC.
             (Exact Name of Registrant as specified in its charter)

           Delaware                                 13-3678012
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

  10 Gilpin Avenue, Hauppauge, New York               11788
  (Address of Principal Executive Offices)          (Zip Code)

  Registrant's telephone number, including area code:  (516) 234-1400

  Securities registered pursuant to Section 12(b) of the Act:

  Title of Class                Name of each exchange on which registered
  --------------                ------------------------------------------
   None                         None

  Securities registered pursuant to Section 12(g) of the Act:

       Common Stock, $.01 par value
       Class A  Redeemable Common Stock Purchase Warrants

  Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  At March 24, 1997, the aggregate market value of the voting stock held by non-affiliates of Registrant was approximately $8,337,000 based on the closing price of the Common Stock on the Nasdaq Stock Market on that date.

  At March 24, 1997, the Registrant had outstanding 5,369,658 shares of Common Stock, $.01 par value per share.

Documents Incorporated by Reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act.
 ------------------------------------------------------------------------------

                                     PART I


ITEM 1.  Description of Business


Background

  RCL Capital Corp. ("RCL") was incorporated in August 1992 to serve as a vehicle to effect a business combination with an operating business. On November 18, 1993, RCL completed a public offering of units ("Units"), each Unit consisting of one share of the RCL's Common Stock and two redeemable warrants. Net proceeds of the public offering after the payment of certain additional expenses yielded approximately $6,400,000, which was put into escrow pending the acquisition of an operating business.

  On October 30, 1995, Disc Graphics, Inc., a New York corporation ("Old Disc"), merged with and into RCL. Following the merger, RCL changed its name to Disc Graphics, Inc. ("DGI" or the "Company"). Net Proceeds of the merger after the payment for the redemption of approximately 185,000 shares of Common Stock at $5.15 per share, in accordance with the terms of the original RCL offering, yielded proceeds to the Company of approximately $5,000,000. These proceeds were used primarily to reduce certain indebtedness of the Company and for working capital purposes.

  The merger has been treated for accounting and financial reporting purposes as a reverse merger of RCL into Old Disc. Accordingly, the Company's results of operations prior to October 30, 1995 are those of Old Disc. In addition, in connection with the merger, DGI adopted a December 31 fiscal year.

General

  DGI, located in Hauppauge, New York, is a diversified manufacturer and printer of specialty packaging focused on the home video, pharmaceutical, music, entertainment software, publishing and cosmetics markets. Products include: pre-recorded video, CD-ROM and audio cassette packaging; folding cartons for pharmaceuticals and cosmetics; book jackets, posters, pressure sensitive labels and general commercial printing. Customers include software, CD-ROM and video distributors; vitamin, cosmetic and fragrance companies; major book publishers; and Fortune 500 companies.

  DGI's primary business strategies are: (1) to increase the Company's share of print and packaging sales within its primary markets, including music, home video, pharmaceutical, cosmetic, publishing and general consumer products; (2) to acquire other strategically-located specialty packaging and printing companies that serve geographic markets and industries near existing customers, as well as serve markets that will permit DGI to offer a service and cost advantage over its competitors; and (3) to develop innovative packaging designs and techniques for new and existing markets.

  DGI is actively involved in investigating additional printing and packaging related business opportunities, including potential acquisitions similar to the acquisition of Pointille, Inc., a packaging printer in May 1996. However, DGI has not entered into any definitive agreement with respect to any potential acquisition. In addition, there can be no assurance that DGI will consummate any such acquisition, or if completed, that any such acquisition will be profitable for DGI.

  Historically, DGI has grown primarily through the development of new customers through its superior service and response capabilities and increases in orders from existing customers. In 1992, DGI acquired Four Seasons Litho, Inc., a commercial printer with revenues of approximately $3 million per year, and in 1996, DGI acquired substantially all of the assets and certain liabilities of Pointille and has since integrated their manufacturing facilities and sales/marketing programs into DGI's. DGI intends to continue and enhance its historic growth by acquiring strategically-located folding carton and printing companies, opening new facilities to serve regional U.S. markets, expand DGI's product line and continue ongoing internal expansion.

   DGI's principal executive offices and principal manufacturing operations are located at 10 Gilpin Avenue, Hauppauge, New York 11788. Its telephone number is
(516) 234-1400.

Packaging/Printing Industry

   Approximately 70% of DGI's revenue in 1996 was derived from the manufacture and sale of paperboard folding cartons. An industry trade publication has estimated that in 1996 there were 300 companies operating 495 folding carton manufacturing plants in the United States and that total revenues from the sale of folding cartons was approximately $5.4 billion, reflecting a 2.6% increase over 1995.

  Folding carton manufacturers are divided into three main segments: integrated manufacturers (those owned by or affiliated with a paperboard mill), non-integrated or independent manufacturers and, in-plant or "captive" manufacturers which are owned directly by the end user. DGI generally competes with independent manufacturers. DGI focuses on those markets that use the folding carton as part of a product's marketing. The promotional function of the carton may employ multiple colors, coatings, several printing techniques, stamping and other graphic design considerations. DGI has concentrated in markets, such as the home video, software, cosmetics, music and pharmaceutical packaging markets, which utilize those techniques to a significant extent. DGI has devoted substantial resources toward developing the specialized processes required in such markets.

  DGI's business includes commercial printing, book component printing and labels. Industry trade sources have estimated that the total United States commercial printing market in 1996 was approximately $74 billion. The industry is fragmented with many small printing companies serving regional markets. For example, within the New York City Metropolitan area, there are nearly 3,500 printing establishments with 76% having fewer than ten employees. DGI is listed in the top 200 printers in the United States, based on revenues. Based on 1995 revenues, DGI was ranked 183 in the top 500 printing companies in the United States by an industry trade publication.

Products

  Video/Entertainment Software Packaging

  DGI manufactures video packaging, including bottom load video sleeves, multi-packs and specialty items. DGI has historically concentrated on the catalogue and special interest video/software markets. DGI's catalogue customers typically have licensed or purchased products from major movie production studios. Special interest continues to be a growing segment of the video market. Packaging for these videos is often sold to independent distributors and video tape duplicators. Through these distributors and duplicators DGI has produced packaging for many Fortune 500 companies. In addition, the acquisition of Pointille has provided DGI with a facility in close proximity to major film and video studios. Through this facility, DGI produces video packaging for studios such as The Walt Disney Company and Time Warner, Inc.

  Software packaging has been a growing market for DGI, with CD-ROM packaging as the principal product. Many of DGI's existing video, publishing and music customers are marketing software through their existing distribution channels and are purchasing software packaging from DGI.

  Music/Audio Packaging

  DGI manufactures pre-recorded cassette packaging, such as insert or "J" cards, cassingles (cassettes with only one or a few songs), compact disc packaging, including tray cards and booklets, as well as audio book packaging and other printed materials for the music/audio industry.

  The music industry customers often require that packaging be produced quickly, often within days of placing an order. As an established and accepted music industry printer, DGI has assembled a combination of skilled workers, advanced equipment, and production systems to meet these requirements.

  DGI has long standing customer relationships with many of the major record companies in the United States and also manufactures packaging for major duplicators in the United States. Additionally, DGI manufactures packaging for special interests and secondary markets. The acquisition of Pointille has bolstered DGI's presence in the West Coast market and management believes this will greatly enhance future growth.

  The other major segment of this market is audio publishing packaging. DGI believes that it has a significant share of this market. DGI's principal customers include two of the largest publishers in this market. DGI also manufactures packaging for self-help and specialty cassettes which are a growing portion of this market.

  Pharmaceutical/Vitamin Packaging

  Pharmaceuticals fall into two main categories: over-the-counter ("OTC") and prescription. Each category places specific requirements upon the graphics for the folding cartons and labels used. DGI has emphasized the OTC side of the market, which requires the use of multi-color graphics to convey product identity and brand recognition. A large part of DGI's revenues for OTC-style cartons is for "private label" products, such as for large food and drug store chains which have their own house brands and other private label pharmaceutical manufacturers.

  Vitamin and nutritional supplements packaging is the other major portion of DGI's OTC carton business. Color graphics are also emphasized for vitamin packaging as the product lines have distinct vibrant colors. Sales of these cartons are made directly to several major vitamin manufacturers.

  Consumer Product Packaging

  DGI manufactures cartons and packaging for fragrances, skin lotions, pet products, food and other specialty packaging for this market. Those packagings may be the actual product carton or special point-of-purchase promotions for the major cosmetic companies or educational packages for pharmaceutical companies. DGI sells packaging for this market both directly and through brokers representing national brands and private label companies.

  Commercial Printing

  In the area of commercial printing, DGI prints brochures, posters, sell sheets and other promotional material. DGI prints book jackets and covers, as well as children's books and "cut labels" for vitamin and food packaging.

  Labels

  DGI prints labels on pressure sensitive stock that are die cut to a customer's specifications. The primary markets for labels are pharmaceuticals, vitamins, video packages (face and spine labels), pet products and specialty items. Labels are sold primarily to existing customers for packaging. Many video and folding carton orders include an order for the corresponding labels.

Marketing and Sales

  DGI's revenues are derived from several markets. The largest market, as a percentage of total 1996 net sales, was video/entertainment software which accounted for approximately 29%; followed by consumer product packaging, which accounted for approximately 27%; next was music/audio packaging , which accounted for 18%; then pharmaceutical/vitamin packaging, which accounted for approximately 10%; then commercial printing, which accounted for approximately 9%; and labels which accounted for approximately 7%.

  DGI's sales are primarily the result of direct solicitation by its executive officers and full-time sales people. DGI's package engineering staff assists customers with new package design and development. Because DGI has a short cycle time, it has a small order backlog, with most orders processed and delivered in one to four weeks. For additional information concerning the Company's customers and its lines of business, see the Consolidated Financial Statements and the Notes thereto located elsewhere in this Annual Report.

Seasonality

  Historically, DGI's revenues have been seasonal. In the last two quarters of 1996 and 1995, DGI's revenues were approximately 56% and 53% of annual sales, respectively. This seasonality is primarily the result of certain markets which DGI services, such as music/audio packaging, video/entertainment software packaging and consumer product packaging, which require that products be produced and shipped between August and October for sale during the Christmas holiday season. As these three categories account for approximately 70.8% of DGI's sales in 1996, business, the revenues of DGI are typically greater in the last six months of the calendar year versus the first six months.

Competition

  DGI competes with a small number of printed paperboard packaging companies within each of its markets. In the music, video and software industries, DGI has five major competitors, the largest of which is Shorewood Packaging Corporation. These industries require high quality packaging with rapid turnaround time at competitive pricing. Those competitive factors are also evident in the Company's other markets. DGI believes that its ability to perform all aspects of the manufacturing process in-house is an important factor in maintaining and improving its competitive position.

  While DGI believes its present competitive position is strong, there can be no assurance that this will not change. Several of DGI's competitors have financial resources that are greater than DGI's. In addition, because DGI supplies packaging to consumer industries, it is also subject to the competitive forces affecting its customers.

Employees

  As of March 15, 1997, DGI had approximately 372 employees. 274 of these employees are located in the Company's Hauppauge, New York facility, with 227 serving in manufacturing capacities and 47 serving in selling and administrative capacites. 75 employees are located in the Company's Burbank, California facility, with 69 serving in manufacturing capacities and 6 serving in selling and administrative capacites. 23 employees are located in the Company's Rockaway, New Jersey facility, with 21 serving in manufacturing capacities and 2 serving in selling and administrative capacites. A majority of the manufacturing employees located in the Burbank, California facility are represented by a labor union. DGI considers its relationship with its employees to be satisfactory.

Materials

  DGI uses a variety of raw materials. The most significant types of raw material utilized are paperboard, paper, label paper, ink coating, films and plates. These materials are purchased from a variety of suppliers with several alternate sources for each. Although the supply of paper and paperboard over the past several years has been limited, resulting in industry wide shortages and price increases, DGI has been successful in obtaining adequate materials to satisfy all sales orders, and does not anticipate any significant difficulties in obtaining supplies of such materials in the future. There are no assurances, however, that DGI will not encounter difficulty in obtaining supplies of such material to fulfill its requirements.

Equipment

  DGI owns or leases various manufacturing, computer and other equipment used in the manufacture of its products and for its administrative support.

Regulation

  DGI's activities are subject to various environmental, health and employee safety laws. DGI has expended resources, both financial and managerial, to comply with applicable environmental, health and worker safety laws in its operations and at its facilities and anticipates that it will continue to do so in the future. Compliance with environmental laws has not historically had a material effect on DGI's capital expenditures, earnings or competitive position, and DGI does not anticipate that such compliance will have a material effect on DGI in the future. Although DGI believes that it is generally in compliance with all applicable environmental, health and worker safety laws, there can be no assurance that additional costs for compliance will not be incurred in the future or that such costs will not be material.

Current Directors and Executive Officers of the Company

  Donald Sinkin is Chairman of the Board, Chief Executive Officer and President of the Company.

  Stephen Frey is a Director and Vice President of Operations of the Company.

  John Rebecchi is a Director and Vice President of Sales & Marketing of the Company.

  Daniel Levinson is a Director of the Company and is a member of Holding Capital Group. Mr.Levinson is a director of several private companies.

  Seymour W. Zises is a Director of the Company and is President and Chief Executive Officer of Family Management Corporation and President and Chief Executive Officer of Forest Hill Capital Corporation. Mr. Zises is also a director of several companies.

  Mark L. Friedman is a Director of the Company, counsel to the law firm of Baer, Marks & Upham, and is Vice Chairman of the Board of Directors of Universal Gym Equipment, Inc., a fitness equipment company.

  Margaret Krumholz is Chief Financial Officer of the Company.


ITEM 2.     Properties

  DGI's executive offices, primary manufacturing facility and its warehouse are located in Hauppauge, New York. The executive offices and manufacturing plant are part of a leased 55,000 square foot facility. The monthly lease payment for such executive office and manufacturing space is $29,000 and the lease terminates on December 31, 2007. The facility is owned by certain principals of DGI through a limited partnership and DGI believes that the lease terms were and are at least as favorable to DGI as the lease terms which could have been obtained from unaffiliated third parties for similar office, manufacturing and warehouse space. DGI's warehouse facility is a building adjacent to its executive offices of which 40,000 square feet is occupied by DGI. The monthly lease payment for the warehouse is $11,267 and the lease terminates on August 31, 1997. DGI also maintains an 8,400 square foot printing facility in Rockaway, New Jersey. The monthly lease payment for the New Jersey facility is $3,325 and the lease terminates on June 13, 1998. DGI leases a 30,000 square foot manufacturing facility in Burbank, California. The monthly lease payment for the California facility is $17,400 and the lease terminates on May 18, 1998. Management of DGI believes that the facilities are adequate to meet current operational needs.

ITEM 3.     Legal Proceedings

  From time to time, DGI is a party to certain lawsuits that arise in the conduct of its business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that, if adversely determined, the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition or results of operations of DGI.

ITEM 4.     Submission of Matters to a Vote of Security Holders

  During the fourth quarter of the year ended December 31, 1996, there were no matters submitted to a vote of the DGI security holders through the solicitation of proxies or otherwise.

                            PART II

ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

  (a)  Price Range of Common Stock

  Since May 28, 1996, the Company's Common Stock, par value $.01 per share (the "Common Stock"), has been authorized for trading on the National Association of Securities Dealers, Inc. SmallCap Market under the symbol DSGR. From October 31, 1995 to May 28, 1996, DGI's Common Stock was listed on the American Stock Exchange under the symbol DGI. Prior to October 31, 1995, the Common Stock was quoted on the OTC Bulletin Board under the symbol RCLC. The table set forth below contains the range of the high and low closing bid prices on the National Association of Securities Dealers, Inc. SmallCap Market for the quarters ended September 30, 1996 and December 31, 1996. The prices for the quarters ended March 31, 1996 and June 30, 1996 are the high and low closing sales prices on the American Stock Exchange.The prices for the quarters ended March 31, 1995, June 30, 1995, September 30, 1995 and December 31, 1995 are the high and low bid quotations on the OTC Bulletin Board. The OTC Bulletin Board quotations represent prices between dealers and do not include retail mark up, mark down or commission. They do not necessarily represent actual transactions.

   The Company's Class A Warrants are currently authorized for trading on the National Association of Securities Dealers, Inc. SmallCap Market under the symbol DSGRW. From October 31, 1995 to May 28, 1996 the Class A Warrants were quoted and traded on the OTC Bulletin Board under the symbol DSGRW. Prior to October 31, 1995, the Class A Warrants were quoted and traded on the OTC Bulletin Board under the symbol RCLCW. The table set forth below contains the range of the high and low closing bid prices on the National Association of Securities Dealers, Inc. SmallCap Market for the quarters ended September 30, 1996 and December 31, 1996. The prices for the quarters ended March 31, 1995, June 30, 1995, September 30, 1995, December 31, 1995, March 31, 1996 and June 30, 1996 are the high and low bid quotations on the OTC Bulletin Board . The OTC Bulletin Board quotations represent prices between dealers and do not include retail mark up, mark down or commission. They do not necessarily represent actual transactions.

                             Common Stock     Class A Warrants          Units
                             High     Low      High       Low        High      Low
                             ----     ---      ----       ---        ----      ---
Quarter Ended
 March 31, 1995            $4.625     $3.75     $0.50     $0.125    $5.875     $4.50
 June 30, 1995             4.9375      4.50      0.75      0.375      5.75      5.00
 September 30, 1995          4.88      4.50    0.8125     0.4375      6.00     5.375
 December 31, 1995        5.15625     2.875    0.8125     0.4375      6.00      3.00
 March 31, 1996              4.25    3.3125    0.8125     0.4375       *         *
 June 30, 1996             3.9375     2.625      0.75      0.375       *         *
 September 30, 1996        2.9375    1.6875     0.375      0.125       *         *
 December 31, 1996           2.75     2.125      0.25      0.125       *         *


     On March 24, 1997, the closing bid prices for the Common Stock and the Class A Warrants were $2.75 and $0.3125, respectively.

     * On October 31, 1995, the Units were eliminated upon the merger of RCL and Old Disc.

     (b)  Holders of Common Stock.

     As of March 24, 1997, there were 55 holders of record of the Common Stock and 27 holders of record of Class A Warrants.

     (c)  Dividends

     The Company has not paid any cash dividends on its Common Stock since its inception. The payment of dividends in the future will be contingent upon DGI's revenues and earnings, capital requirements and general financial condition and any other factors deemed relevant by the DGI Board of Directors. DGI presently intends to retain all earnings for use in DGI's business operations and to further the growth of DGI's business. Accordingly, the DGI Board of Directors does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.   Selected Financial Data

     The following table sets forth selected data regarding the Company's operating results and financial position. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto, all of which are contained in this Annual Report on Form 10-K. Cash dividends were not paid on the Company's Common Stock in any of the periods indicated below.

            (In thousands, except per share amounts)

                                          Years Ended December 31,
                                 1996     1995      1994      1993      1992
                                 ----     ----      ----      ----      ----
Income Statement Data:
 Sales                         $42,575   $36,149   $30,550   $26,651   $21,233
 Gross profit                   10,911     7,481     6,797     5,819     4,641
 Operating expenses              7,612     5,733     5,020     4,559     3,883
 Income from operations          3,299     1,748     1,777     1,260       758
 Interest expense                  764       838       837       697       548
 Net income                      1,454       501       502       215       103
 Net income per common share      0.29      0.18      0.22      0.10        --
 Cash dividends per share           --        --        --        --        --
 Weighted average number of
  shares outstanding             5,094     2,714     2,247     2,247        --


                                            As at December 31,
                                 1996     1995      1994      1993      1992
                                 ----     ----      ----      ----      ----

Balance Sheet Data:
 Total assets                  $22,046   $18,604   $14,048   $12,831   $11,229
 Current liabilities             7,483     3,934     4,835     4,257     7,325
 Total liabilities               5,598     7,243     6,933     6,796     2,378
 Stockholders' equity            8,964     7,427     2,280     1,778     1,526

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the three year period ended December 31, 1996. The discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in this Annual Report.

Introduction

     Disc Graphics, Inc. was incorporated in August 1992 under the name RCL Capital Corp. ("RCL") to serve as a vehicle to effect a business combination with an operating business. On November 18, 1993, RCL completed the public offering of Units, each Unit consisting of one share of RCL's Common Stock and two redeemable warrants. Net proceeds of the public offering after the payment of certain additional expenses yielded approximately $6,400,000, which was put into escrow pending the acquisition of an operating business.

Merger

     On October 30, 1995, RCL consummated the merger (the "Merger") pursuant to the Agreement and Plan of Merger dated as of May 8, 1995 (the "Merger Agreement") between RCL and Old Disc. The merger was subject to, among other things, approval by RCL's stockholders, which approval was obtained at a special meeting of stockholders held on October 27, 1995. Pursuant to the Merger Agreement (i) Old Disc merged with and into RCL, (ii) RCL's name was changed to Disc Graphics, Inc. and (iii) all of the outstanding shares of Class A Common Stock, no par value, and the Class B Common Stock, no par value, of Old Disc were converted into (a) an aggregate of 3,100,000 shares of Common Stock of RCL and (b) and an aggregate of 1,000,000 warrants to purchase an aggregate of 1,000,000 shares of Common Stock of RCL, one-quarter of which are exercisable at a price of each of $7.00, $8.00, $9.00 and $10.00.

Potential Future Issuance's of Shares of Common Stock by the Company

     Pursuant to the Merger  Agreement as modified by a certain  Agreement as of
October  30,  1995  by  and  among  certain   stockholders   of  RCL  (the  "RCL
Stockholders") and the former shareholders of Old Disc (the "Old Disc Shareholders") and RCL, if the Old Disc Shareholders subsequently determine from time to time until up to five years after October 30, 1995 (the "Effective Time") that, as of the Effective Time, either (i) RCL did not have cash or marketable securities with a fair market value as of the Effective Time of not less than $6,000,000 (the actual amount of cash and marketable securities held by RCL as of the Effective Time, the "First Amount") or (ii) the cash and marketable securities of RCL did not exceed all the liabilities of RCL of any kind or nature (whether fixed or contingent, matured or unmatured) (including, without limitation, all liabilities based upon, relating to or arising from any actions taken by or on behalf of RCL or the failure of RCL to take any actions prior to the Effective Time or any facts or circumstances existing prior to the Effective Time, which in any such case result in any liabilities, obligations or claims against the Company after the Effective Time) (all such liabilities collectively, the "RCL Liabilities") by not less than $6,000,000 (the actual amount of cash and marketable securities held by RCL as of the Effective Time less such liabilities, the "Second Amount"), then promptly upon notice of such determination by the Old Disc Shareholders to the Company, the Company shall issue to such Old Disc Shareholders, on a pro rata basis based on the number of shares of Old Disc Common Stock held by such shareholders immediately prior to the Effective Time, the number of shares of the Company's Common Stock (the "RCL Designated Shares") sufficient (without duplication) to increase the percentage of ownership of the Company by all of such shareholders that such shareholders have had immediately after the Effective Time (excluding any RCL Indemnity Shares (as defined below) issued after the Effective Time) from 60.23% to a percentage determined by a formula defined in the Merger Agreement. Although the formula in the Merger Agreement allows for the Old Disc Shareholders to receive as much as three times the number of RCL Designated Shares, the Old Disc Shareholders agreed to limit the calculation to two times the number of RCL Designated Shares.

     Notwithstanding the provision of the Merger Agreement described in the immediately preceding paragraph, the RCL Stockholders and the Old Disc Shareholders have entered into an agreement pursuant to which the RCL
Stockholders will transfer to the Old Disc Shareholders shares of DGI Common Stock owned by the RCL Stockholders instead of the Company issuing certain shares of DGI Common Stock to the Old Disc Shareholders, but only if and to the extent that Net Assets are between $4,900,000 and $5,304,750. "Net Assets" means RCL's cash and marketable securities at the Effective Time less the RCL Liabilities.

     Pursuant to the Merger Agreement, the Old Disc Shareholders were issued 342,256 shares of Company Common Stock on December 3, 1996. The RCL Stockholders also transferred 60,000 shares of Common Stock to the Old Disc Shareholders.

Proceeds of the Merger

     Net proceeds of the merger after the payment for the redemption of approximately 185,000 shares of Common Stock at $5.15 per share, in accordance with the terms of the original RCL offering, yielded proceeds to the Company of approximately $5,000,000. These proceeds were used primarily to reduce certain indebtedness of the Company and for working capital purposes.

     The Merger has been treated for accounting and financial reporting purposes as a reverse merger of RCL into Old Disc. Accordingly, the Company's results of operations prior to October 30, 1995 are those of Old Disc. In addition, in connection with the merger, DGI adopted a December 31 fiscal year.

Pointille Acquisition

     On May 18, 1996, the Company, acquired ("the California Acquisition") substantially all of the assets and certain liabilities of Pointille, Inc., a California corporation ("Pointille") pursuant to an asset purchase agreement dated as of May 17, 1996, by and among the Company, Pointille and the sole shareholder of Pointille (the "Asset Purchase Agreement"). The purchase price consisted of $662,545 in cash, 74,074 shares of the Company's Common Stock, a promissory note in the amount of $330,000, payable in 36 equal monthly installments of principal and interest beginning on June 16, 1996, and transaction costs. The California Acquisition was recorded using the purchase method of accounting and accordingly, the results of Pointille's operations are included in the Company's results of operation from May 18, 1996. The goodwill related to Pointille was approximately $1,069,363 million at December 31, 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net Sales

     Net sales for the year ended December 31, 1996 were $42,575,000 compared to $36,149,000 for the same period the prior year, representing an increase of $6,426,000 or 18%. This increase was primarily due to the California Acquisition, which accounted for net sales of approximately $4,542,000. The categories of the business which experienced significant growth were video/software packaging, which increased $2,947,000 or 32%, and consumer product packaging, which increased $2,089,000 or 22%. Approximately half of the growth in video/software packaging was a result of an increase in CD-ROM packaging sales. Management believes that the California Acquisition positions DGI to compete more aggressively in the west coast markets and that this should be most beneficial as it relates to the entertainment segment (i.e. video/ software and music/audio packaging) and CD-ROM packaging segment of DGI's business.

     Sales of music/audio packaging, commercial printing and labels also increased by 10%, 24% and 6%, respectively over sales for the prior period. The negative effect on the Company from the recent downturn in the music industry's cassette segment was greatly offset by the strong cassette segment sales in the newly acquired California facility. Pharmaceutical/vitamin packaging sales experienced a slight decrease of $219,000 or 5%, compared with the comparable period of the prior year. This is a result of a change in the Company's focus to growing earnings, thereby concentrating on more profitable segments within this business category.

     Gross Profit

     Gross profit for the year ended December 31, 1996 was  $10,911,000
(a 26% profit margin) compared to $7,481,000 (a 21% profit margin) for the prior year, representing an increase of $3,431,000. The increase was due primarily to the reduction in costs of goods sold as a percentage of revenue, increased sales volume and the California Acquisition. The California Acquisition resulted in an increase in gross profit of $640,000. The decrease in cost of goods sold was a result of manufacturing efficiencies attributable to improved processes and equipment. The investment and focus on more efficient equipment and improved processes resulted in a five percentage point decrease in cost of goods sold as a percentage of sales for the twelve months. The Company continues to focus on opportunities within manufacturing to reduce costs.

     Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the twelve months ended December 31, 1996 were $7,612,000 (17.9% of revenue) compared to $5,733,000 (15.9% of revenue) for the prior year, an increase of $1,879,000, or 33%. This increase was due primarily to revenue related expenses (such as freight to customers and commissions), professional fees, the cost of insurance related to the Company's public status and costs associated with operation of the newly acquired California facility.

     In the fourth quarter of 1996, the Company instituted a program to reduce SG&A expenses by integrating the California Acquisition and renegotiating professional fees. The continuing focus will be to leverage the Company's current fixed cost base with future growth in the business.

     Interest Expense

     Interest expense for the year ended December 31, 1996 was $764,000, compared to $838,000 for the prior year. Interest expense includes interest on notes payable to the Company's former bank lender in addition to capital lease obligations on equipment. The decline in interest expense is related to the decrease in indebtedness from the utilization of the Merger proceeds.

     Income Taxes

     The provision for income taxes for the year ended December 31, 1996 increased primarily due to the increase in pretax income of $1,666,000 and a slight increase in the effective tax rate from 42.4% in 1995 to 42.6% in 1996.

     Net Income

     Net income for the twelve months ended December 31, 1996 was $1,454,000, compared to $501,000 for the prior year, an increase of $953,000, or 190%. This increase was a result of an increase in net sales of approximately 18% along with the management of manufacturing costs resulting in cost of goods sold declining as a percentage of net sales from 79.3% in 1995 to 74.4% in 1996. Although the California Acquisition resulted in a positive impact in net sales there was only a break-even effect on net income. Management believes that the Company's strategy of focusing on cost reductions, margin improvement and earnings along with the historical growth in revenue resulted in significant improvement in the income in 1996 compared to 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net Sales

     Net sales for the twelve months ended December 31, 1995 were $36,149,000 compared to $30,550,000 for the prior year, representing an increase of $5,599,000, or 18%. Unit volume for the twelve months ended December 31, 1995, compared to the same period of the prior year increased 7%. The categories of the business which experienced significant growth were video/software packaging, which increased $2,886,000, or 46%, and consumer product packaging, which increased $2,139,000, or 29%. Approximately half of the growth in sales of video/software packaging was a result of an increase in CD-ROM packaging. Sales of music/audio packaging and labels also increased by 11% and 24%, respectively. The increase in music/audio packaging sales was substantially greater in the first six months of 1995 than in the last six months, due to the general downturn in the music industry.

     There was a slight downturn in sales of both pharmaceutical/vitamin packaging and commercial printing of 8% and 7%, respectively. Pharmaceutical packaging sales has been adversely impacted as it related to reorders, due to the consolidation of several pharmaceutical manufacturers. The Company believes that it is well positioned with the surviving manufacturers to continue to grow pharmaceutical sales in the future. Commercial sales were impacted by a soft economy and a competitive market place. Within this segment, sales of package paper labels grew 40%, or $113,000, however, this gain was offset by declines in book components and other general commercial categories.

     Gross Profit

     Gross profit for the twelve months ended December 31, 1995 was $7,481,000 (a 21% profit margin), compared to $6,797,000 (a 22% profit margin) for the same period of the prior year, representing an increase of $684,000, or 10%. The increase was due primarily to the increase in sales partially offset by increases in paper and paperboard costs. In addition, the Company experienced both manufacturing inefficiencies and additional costs related to the increased need to outsource work during the installation of a new press. Upon completion of the press installation in September of 1995, costs for outsourcing declined. This press has enhanced production capacity and efficiency resulting in a reduction of costs. The Company also started a new facility for label manufacturing in New Jersey, incurring one-time costs related to indirect labor at the facility.

     Selling, General and Administrative Expenses

     SG&A expenses for the twelve months ended December 31, 1995 were $5,734,000, compared to $5,020,000 for the same period of the prior year, representing an increase of $714,000, or 14%. This increase was due primarily to increases in wages, benefits, overhead and revenue related increases in expenses such as freight for shipments to customers and commissions/bonuses. Subsequent to the merger, the Company has incurred additional legal and accounting fees relating to reporting and compliance requirements which have to do with the public status of the Company. Despite these added costs, the Company's focus on managing fixed costs in relation to growth in revenues has resulted in a decline in SG&A as a percentage of revenue.

     SG&A as a percent of net sales for the twelve months ended December 31, 1995 was 15.9%, versus 16.5% for the same period of the prior year.

     Interest Expense

     Interest expense for the twelve months ended December 31, 1995 was $838,000, compared to $837,000 for the same period of the prior year, representing an increase of $1,000. Interest expense included interest on notes payable to the Company's former bank lender and capital lease obligations on equipment. The increase in interest expense was partially due to debt incurred related to capital expenditures and was partially offset by the use of proceeds resulting from the merger with RCL which were utilized to reduce debt.

     Income Taxes

     The provision for income taxes for the twelve months ended December 31, 1995 was $368,000, compared to $439,000 for the same period of the prior year, a decline of $71,000, or 16%. This decline is due in part to the decline in both the pretax income and the effective tax rate from 46.7% in 1994 to 42.4% in 1995. The effective tax rate changed due to the settlement in a prior year of IRS audit.

     Net Income

     Net income for the twelve months ended December 31, 1995 was $501,000, compared to $502,000 for the same period of the prior year. Although revenue increased by 18%, there was substantially no change in net income. This was due to the Company's investments in equipment and production in the New Jersey label facility which, in management's opinion, strategically positioned the Company for growth, and legal and accounting fees related to the Company's public status which were incurred post-merger.

Liquidity and Capital Resources

     The primary sources of cash for DGI's business activities have been cash provided from operations, borrowings under the financing agreement with its former bank lender (the "Financing Agreement") and in 1995, proceeds from the merger between RCL and Old Disc. As of December 31, 1996, DGI had working capital of $5,002,000 compared to $7,537,000 as of December 31, 1995. This decline was due primarily to cash paid for the California Acquisition, the increase in accounts payable, accrued expenses and income taxes payable offset by the increase in accounts receivable.

     Net cash provided by operating activities for the year ended December 31, 1996 was $5,309,000, an increase of $5,207,000 from the prior year. The Company continues to have a strong focus on cash management. Cash used in investing activities included the California Acquisition and capital expenditures. Cash used for the California Acquisition was $663,000.

     Capital expenditures have been primarily for the purchase of a new computer system, manufacturing equipment, effecting building improvements, and the purchase of furniture and fixtures. Capital expenditures in 1996 were $782,000, as compared to $3,485,000 in 1995. In 1995, the Company invested approximately $2,000,000 in a new six color printing press which is technologically advanced and has the ability to do waterless printing.

     On February 26, 1997, the Company entered into a new revolving credit agreement (the "Credit Agreement") with a different bank lender which allows for borrowings equal to 85% of eligible accounts receivable plus up to 70% of eligible inventory, not to exceed $10,000,000. The credit agreement is secured by substantially all of the unencumbered assets of the Company. The borrowing rate under this agreement is either (i) LIBOR plus 125 to 175 basis points depending on the Debt Coverage Ratio or (ii) the Bank's Base Rate. The Credit Agreement also provides for a borrowing sublimit for acquisitions in an amount equal to the lesser of $3,000,000 or 25% of the Company's tangible net worth. The utilization of this sublimit must be in compliance with the Credit Agreement as a whole.

     DGI's prior Financing Agreement allowed for borrowing an amount equal to 85% of eligible accounts receivable plus 70% of the value of rolled paper inventory, not to exceed $8,500,000. Amounts outstanding under the Financing Agreement accrued interest at 1% over the bank's prime rate (9.25% per annum at December 31, 1996). The Financing Agreement contained certain covenants which restricted certain activities by DGI and required DGI to satisfy certain performance criteria, including the maintenance of minimum net worth levels and debt service ratios. At December 31, 1996, DGI was not in compliance with one covenant, which had limited the amount of annual capital expenditures to $650,000. DGI had spent $782,374 in 1996. As of December 31, 1996, DGI had approximately $5,500,000 available for borrowing under the Financing Agreement. DGI has used the proceeds from the merger with RCL (net cash of approximately $5,000,000), less expenses of DGI incurred in connection with the merger, primarily to pay down certain existing indebtedness of DGI and for working capital purposes.

     Inflation and Seasonality

     The Company has experienced increases in variable and fixed costs. The Company has managed to reduce the impact of these cost increases by obtaining certain volume discounts through the purchase of larger quantities of raw material and investment in equipment to cut rolled paper into sheets, eliminating the need to purchase more costly sheeted paperboard.

     In addition, despite inflationary increases in direct labor, the Company has managed through more efficient equipment to reduce the cost of labor as a percentage of revenues by 5 percentage points. The Company, like its competitors, has whenever possible passed on increased costs by way of increased pricing in various markets.

     Historically, a portion of DGI's business has been seasonal. The requirements of the home video, music and cosmetic markets for products to be delivered for the Christmas holiday season generally causes an increase in sales from August through October.

New Accounting Standard

       The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. Adoption of this Statement did not have a material impact on the Company's financial position, results of operation, or liquidity.

      Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

ITEM 8.     Financial Statements and Supplementary Data

                                                                       Page
                                                                       ----
Consolidated Financial Statements - Disc Graphics and Subsidiaries
Independent Auditor's Report . . . . . . . . . . . . . . . . .           19
Consolidated Balance Sheets as of December 31, 1996 and 1995 .           20
Consolidated Statements of Income for the years ended December 31,
 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . .           21
Consolidated Statements of Changes in Stockholders' Equity for
 the years ended December 31, 1996, 1995 and 1994. . . . . . .           22
Consolidated Statements of Cash Flows for the years ended
 December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . .           23
Notes to Consolidated Financial Statements . . . . . . . . . .           24

                              DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                       Consolidated Financial Statements
                           December 31, 1996 and 1995
                  (with Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Board of Directors
  and Stockholders
Disc Graphics, Inc.:

We have audited the accompanying consolidated balance sheets of Disc Graphics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Disc
Graphics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   /s/ KPMG Peat Marwick LLP


February 27, 1997

                              DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995


               Assets                                          1996            1995
               ------                                          ----            ----
Current assets:
 Cash and cash equivalents                                $     30,859       1,309,677
 Accounts receivable, net of allowance for
    doubtful accounts of $844,000 and
    $494,000, respectively                                   9,055,995       7,200,428
 Inventories                                                 2,013,333       1,812,137
 Prepaid expenses and other current assets                     599,927         571,394
 Current maturities of notes receivable                         85,014          82,777
 Deferred income taxes                                         700,000         493,594
                                                           -----------     -----------
    Total current assets                                    12,485,128      11,470,007

Plant and equipment, net                                     8,254,920       6,776,378
Notes receivable, less current maturities                            -          59,937
Goodwill, net of amortization of $46,493                     1,069,363               -
Security deposits and other assets                             236,271         297,191
                                                           -----------     -----------
    Total assets                                          $ 22,045,682      18,603,513
                                                           ===========     ===========
     Liabilities and Stockholders' Equity

Current liabilities:
 Current maturities of equipment notes payable                 456,651         386,787
 Current portion, long-term debt                                97,167               -
Current maturities of capitalized lease obligations payable    692,852         584,635
 Accounts payable                                            2,088,473       1,740,544
 Accrued liabilities                                         3,194,098       1,116,511
 Income taxes payable                                          954,088         105,084
                                                           -----------     -----------
     Total current liabilities                               7,483,329       3,933,561

Long-term debt                                                 515,234       3,000,000
Equipment notes payable, less current maturities             1,902,838       2,418,881
Capitalized lease obligations payable, less
     current maturities                                      2,192,235         963,950
Deferred income taxes                                          988,000         860,000
                                                           -----------     -----------
     Total liabilities                                      13,081,636      11,176,392

Commitments and contingencies

Stockholders' equity:
 Preferred stock:
     $.01 par value; authorized 5,000 shares;
     no shares issued and outstanding
     Common stock:
     $.01 par value; authorized 20,000,000 shares;
     issued 5,378,518 in 1996 and 4,962,188 in 1995             53,786          49,622
 Additional paid-in capital                                  5,051,555       4,948,119
 Retained earnings                                           3,883,366       2,429,380
                                                           -----------     -----------
                                                             8,988,707       7,427,121
Less:
 Treasury stock, 8,710 shares at cost                          (24,661)              -
                                                           -----------     -----------
    Total stockholders' equity                               8,964,046       7,427,121
                                                           -----------     -----------
    Total liabilities and stockholders' equity             $22,045,682      18,603,513
                                                           ===========     ===========

See accompanying notes to consolidated financial statements.

                              DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                       Consolidated Statements of Income

                  Years ended December 31, 1996, 1995 and 1994

                                        1996            1995            1994
                                        ----            ----            ---

Sales                                $42,575,120     36,149,096     30,550,359
Cost of sales                         31,663,934     28,668,506     23,753,057
                                     -----------    -----------    -----------
     Gross profit                     10,911,186      7,480,590      6,797,302

Operating expenses:
  Selling and shipping expenses        3,682,886      2,775,768      2,484,775
  General and administrative expenses  3,929,521      2,957,253      2,535,571
                                     -----------    -----------    -----------
     Operating income                  3,298,779      1,747,569      1,776,956

Interest expense, net                    763,793        838,263        836,610
(Loss) gain on disposal of equipment           -        (40,777)           450
                                     -----------    -----------    -----------

Income before provision for
     income taxes                      2,534,986        868,529        940,796

Provision for income taxes             1,081,000        368,000        439,000
                                     -----------    -----------    -----------

     Net income                      $ 1,453,986        500,529        501,796
                                     ===========    ===========    ===========
     Net income per share            $       .29            .18            .22
                                     ===========    ===========    ===========
  Weighted average number of shares
      outstanding                      5,093,732      2,714,229      2,247,120
                                     ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                              DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994

                                                                  Additional
                              Preferred stock     Common stock      paid in   Retained   Treasury
                              Shares    Amount   Shares    Amount   capital   earnings    stock    Total
                              -------   -------  -------   ------- ---------- --------   --------  -----

Balance, December 31, 1993        -    $    -   2,247,120  $22,471   328,304  1,432,055       -    1,782,830

Loss on treasury stock            -         -         -        -        -        (5,000)      -       (5,000)

Net income                        -         -         -        -        -       501,796       -      501,796
                             -------   -------  --------- --------  --------   ---------  --------  ---------
Balance, December 31, 1994        -         -   2,247,120   22,471   328,304   1,928,851      -     2,279,626

Shares issued in connection with
   Disc/RCL Merger                -         -   2,715,068   27,151  4,619,815        -        -     4,646,966

Net income                        -         -         -        -         -       500,529      -       500,529
                             -------   -------  --------- --------  ---------  ---------  --------  ---------
Balance, December 31, 1995        -         -   4,962,188   49,622  4,948,119  2,429,380      -     7,427,121

Additional expenses in connection
   with Disc/RCL Merger           -         -        -         -     (35,000)        -        -       (35,000)

Shares issued in connection with
   an acquisition                 -         -      74,074      741   174,259         -        -       175,000

Purchase of treasury stock        -         -        -         -        -            -    (24,661)    (24,661)

Purchase of warrants              -         -        -         -     (32,400)        -        -       (32,400)

Additional common shares
   issued in connection
   with Disc/RCL Merger           -         -     342,256    3,423    (3,423)        -        -          -

Net income                        -         -        -         -        -     1,453,986       -     1,453,986
                             -------   -------  --------- --------  ---------  ---------  --------  ---------
Balance, December 31, 1996        -   $     -   5,378,518  $53,786 5,051,555   3,883,366  (24,661)  8,964,046
                             -------   -------  --------- -------- ---------   ---------  --------  ---------

See accompanying notes to consolidated financial statements.

                              DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994


                                                    1996            1995            1994
                                                    ----            ----            ----

Cash flows from operating activities:
 Net income                                      $1,453,986        500,529        501,796
 Adjustments to reconcile net income to
   net cash used in operating activities:
     Depreciation and amortization                1,529,246      1,062,873        952,563
     Deferred income taxes                           78,406        168,000         72,000
     Allowance for doubtful accounts                496,662        197,624        145,000
     Loss on disposition of assets                        -         40,777              -
     Change in assets and liabilities,
      net of acquisition of business:
           Increase in accounts receivable         (637,390)      (231,563)    (1,423,374)
           Decrease (increase) in inventories        42,407       (196,656)      (660,130)
           Decrease (increase) in prepaid expenses
               and other current assets            (156,577)      (353,523)        46,478
           Increase (decrease) in accounts payable
               and accrued liabilities            1,765,149       (970,315)       498,792
           Increase (decrease) in income taxes
               payable                              691,862        (76,547)        42,402
           Decrease (increase) in security
               deposits and other assets             45,135        (38,892)        18,930
                                                 ----------     ----------     ----------
                  Net cash provided by operating
                  activities                      5,308,886        102,307        194,457
                                                 ----------     ----------     ----------
Cash flows from investing activities:
 Capital expenditures                              (782,374)    (3,485,023)      (426,797)

 Purchase of Pointille                             (662,545)             -              -
                                                 ----------     ----------     ----------
                 Net cash used in investing
                 activities                      (1,444,919)    (3,485,023)      (426,797)
                                                 ----------     ----------     ----------

Cash flows from financing activities:
 Net short-term borrowings, net of repayments    (3,820,459)    (2,035,268)       838,113
 Payments of notes receivable                        57,700        247,774        121,497
 Borrowings under long-term debt                     79,688      2,700,292              -
 Payments of long-term debt                      (1,367,653)      (872,193)      (735,204)
 Net proceeds from issuance of common stock               -      4,646,966              -
 Expenses in connection with merger                 (35,000)             -              -
 Purchase of warrants                               (32,400)             -              -
 Purchase of treasury stock                         (24,661)             -              -
                                                 ----------     ----------     ----------
                Net cash (used in) provided by
                financing activities             (5,142,785)     4,687,571        224,406

Net increase (decrease) in cash                  (1,278,818)     1,304,855         (7,934)

Cash, beginning of year                           1,309,677          4,822         12,756
                                                 ----------     ----------     ----------
Cash, end of year                                $   30,859      1,309,677          4,822
                                                 ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                              DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


(1)  Summary of Significant Accounting Policies

(a)  Description of Business

Disc Graphics, Inc. and subsidiaries (the Company) are engaged in the printing and manufacturing of paperboard packaging for music, home video, pharmaceutical and general consumer products. The Company's business has been seasonal. This seasonality is primarily the result of the music and home video products which are sold between August and October for the holiday season.

On October 30, 1995, Disc Graphics, Inc., a New York corporation (Old Disc) merged with and into RCL Capital Corp. (RCL). All of the outstanding common stock of Old Disc was converted into the right to receive common stock and warrants to purchase common stock of RCL. RCL simultaneously changed its name to Disc Graphics, Inc. and adopted Disc's year end of December 31. For accounting purposes, the acquisition has been treated as a recapitalization of Disc with Disc as the acquiror (reverse acquisition). The historical financial statements prior to October 30, 1995 are those of Disc. Historical stockholders' equity prior to the merger has been adjusted for the equivalent number of shares received in the merger after giving effect to the new par value with an offset to additional paid in capital. Earnings per share for periods prior to the merger reflect the number of equivalent shares received by Disc.

Prior to October 30, 1995, RCL was a publicly held, development stage entity with assets consisting primarily of cash (a public shell). The Company has recorded the merger in a manner similar to the issuance of stock for cash. Terms of the merger required the issuance of approximately 3,100,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock to the Old Disc shareholders in exchange for their interest. In connection with the merger, certain RCL stockholders were required to contribute to RCL, for no separate consideration, 200,000 shares of RCL common stock. In addition, electing RCL stockholders redeemed 184,935 shares of common stock concurrently with the merger. As a result, net proceeds to the Company aggregated $4,646,966 for the issuance of 2,715,068 shares of common stock.

Pursuant to the Merger Agreement, as modified by a certain Agreement dated October 30, 1995, and based upon RCL not meeting certain prescribed cash and marketable securities amounts as of October 30, 1995, the Company would be required to issue to the Old Disc shareholders, upon proper notification, additional common shares of the Company for no additional consideration. The number of additional shares that would be issued to the Old Disc shareholders was based on a formula in the Merger Agreement, as modified by a certain Agreement. In the fourth quarter of 1996, 342,256 additional shares were issued to the Old Disc shareholders.

(b)  Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its two wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)  Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. In 1995, cash equivalents consisted of Eurobonds. There were no cash equivalents in 1996.

 (Continued)

(d)  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(e)  Revenue Recognition

Revenues are recognized when merchandise is shipped.

(f)  Plant and Equipment

Plant and equipment are recorded at cost. Depreciation and amortization are charged to operations using the straight-line method over the following estimated useful lives:

Machinery and equipment                  3 to 11 years
Furniture and fixtures                   5 to 7 years
Automobiles and trucks                   3 to 5 years
Leasehold improvements                   2 to 10 years


Capitalized values of assets under leases are amortized over the lesser of term of the lease or the estimated life of the asset, depending upon the provisions of the lease.

(g)  Covenant Not to Compete

The covenant not to compete was fully amortized in fiscal 1996. The covenant had an original life of four years and was amortized using the straight-line method.

(h)  Net Income Per Share

For all years presented, net income per share is computed under the treasury stock method which assumes the exercise of all outstanding options and warrants which are dilutive. The computation of weighted average shares outstanding for 1994, 1995 and 1996 does not include incremental shares relating to outstanding warrants since the exercise price of the warrants exceeds the market price. The computation of weighted average shares outstanding for 1995 does not include incremental shares relating to outstanding options as the exercise price of the options exceeds the market price.

Net income per share was based on 5,093,732, 2,714,229 and 2,247,120 weighted average shares outstanding for 1996, 1995 and 1994, respectively.

(i)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (Continued)

(j)  Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a period of 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based upon projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

(k)  Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(l)  Stock Option Plan

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense generally would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(m)  Impairment of Long Lived Assets and Long Lived Assets to Be Disposed Of

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

 (Continued)

(n)  Reclassifications

Reclassifications are made whenever necessary to conform with the current year's presentation.

(2)  Acquisition

On May 17, 1996, the Company acquired substantially all of the assets and certain liabilities of Pointille, Inc., a California based printing company ("Pointille"), for $662,545 in cash, the issuance of 74,074 shares of the Company's common stock, and the issuance of a promissory note in the amount of $330,000 (principal and interest), payable in 36 equal monthly installments of principal and interest beginning on June 17, 1996 (the "Acquisition"). The Company recorded the value of the 74,074 shares of the Company's common stock issued at the estimated fair value at the date of the Acquisition. The Acquisition was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. The Company has not yet determined the final purchase price of Pointille, therefore, an estimate of the amount owed from the former owner is included in prepaid and other current assets.

The allocation of the purchase price of Pointille was as follows:


Purchase price:
            Cash                                   $   662,545
            Promissory note (present value)            299,708
            Receivable from former owner             (175,633)
            Common stock                               175,000
            Transaction costs                          154,236
                                                   -----------
            Pointille's net asset value              1,115,856
                                                             -
                                                   -----------

            Goodwill                               $ 1,115,856
                                                   ===========

The   following   unaudited  pro  forma  results  have  been  prepared  for
comparative purposes only and include certain adjustments such as (i) additional amortization expense due to goodwill resulting from the acquisition and (ii) an increased interest expense due to cash borrowed under the Company's financing agreement with Fleet Bank for the payment of the purchase price and the repayment of Pointille's bank line of credit and notes payable (which was partially offset by the payment of Pointille's bank line of credit and notes payable). These unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the purchase been effected on January 1, 1995, nor of future results of operations of the consolidated entities. For purposes of pro forma and interim reporting, the financial information of Pointille, which was on a February 28 fiscal year, was adjusted to conform with the Company's reporting periods.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Pointille as if the Acquisition had occurred January 1, 1995.


                                         1996               1995
                                         ----               ----
                                           (thousands except per
                                             share amounts)

          Net sales                     $45,401            44,203
          Net income                      1,487               575
          Earnings per common share         .29               .21


(3)  Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statement of cash flows:


                                   1996          1995           1994
                                   ----          ----           ----

Cash paid during the year for:
     Interest                    $812,747       816,763        886,610
     Income taxes                 460,071       274,606        174,818

Other non-cash transactions include common stock issued in connection with the acquisition valued at $175,000 (see note 2) and assets under capital lease assumed $2,077,388 (see note 13).

(4)  Covenant Not to Compete

In 1992, the Company entered into a non-competition agreement in connection with the acquisition of a company. Under the non-competition agreement, the Company was obligated to pay $185,000 over four years in equal bi-monthly installments. The present value of the liability, discounted at 7.5%, was recorded in the accompanying financial statements. As of December 31, 1996, the covenant is fully amortized. Amortization of the intangible asset amounted to $11,544, $34,632, and $34,632 for the years ended December 31, 1996, 1995 and 1994, respectively.

(5)  Inventories

Inventories consist of the following:

                                            1996            1995
                                            ----            ----

Raw materials                            $1,425,230       1,327,496
Work-in-process                             248,210         265,873
Finished goods                              339,893         218,768
                                         ----------       ---------
                                         $2,013,333       1,812,137
                                         ==========       =========


     (Continued)

(6)  Plant and Equipment

Plant and equipment consists of the following:

                                            1996            1995
                                            ----            ----

Machinery and equipment                  $11,664,480      9,042,833
Furniture and fixtures                       973,251        901,774
Leasehold improvements                     1,052,678        896,218
Automobiles and trucks                       149,546         84,359
                                         -----------    -----------
                                          13,839,955     10,925,184
Less accumulated depreciation
       and amortization                    5,585,035      4,148,806
                                         -----------    -----------
                                         $ 8,254,920      6,776,378
                                         ===========    ===========


Depreciation and amortization expense of plant and equipment amounted to $1,446,633, $1,022,601 and $912,291 for the years ended December 31, 1996, 1995 and 1994, respectively.

(7)  Accrued Liabilities

Accrued liabilities at December 31, 1996 and 1995 consisted of the following:

                                                 1996            1995
                                                 ----            ----

Accrued payroll and other employee benefits    $2,723,754        835,937
Accrued commissions                               253,751        172,217
Accrued other                                     216,593        108,357
                                               ----------     ----------
                                               $3,194,098      1,116,511
                                               ==========     ==========

(8)  Long-Term Debt

(a) On February 26, 1997, the Company entered into a new financing agreement with a lending institution. The seven year Revolving Credit - Term Loan facility provides the Company the option to convert the outstanding balance at February 26, 2000 to a fixed term loan to be repaid over four years. The revolving credit portion of the loan provides financing of up to 85% of eligible accounts receivable and 70% of eligible inventory, as defined, not to exceed $10,000,000. The financing agreement bears interest at the lower of LIBOR plus 1.25% to 1.75% based on the debt coverage ratio or the bank's base rate. The financing agreement is secured by the Company's accounts receivable, inventory and a portion of property, plant, and equipment. In addition, the financing agreement contains various covenants including the maintenance of certain financial ratios including consolidated net worth, working capital and debt service, the maintenance of net income and limitations to future borrowings to be used for acquisitions.

(b) The Company's previous financing agreement was with a bank which provided for loans in amounts of up to 85% of eligible accounts receivable and inventory, as defined, with the maximum borrowings not to exceed $8,500,000. Such loans bear interest, payable monthly, at 1% over the

     (Continued)
bank's prime rate (9.25% and 9.50% at December 31, 1996 and 1995, respectively). The previous financing agreement provided the lender with a security interest in the Company's accounts receivable, as defined, inventory and personal property. In addition, the agreement contained various covenants including the maintenance of a specified level of indebtedness to tangible net worth, as defined. At December 31, 1995, the Company was not in compliance with certain of these covenants. All such instances of noncompliance were waived or amended by the bank. The Company was not in compliance with the financing agreement at December 31, 1996. This debt was repaid on February 26, 1997 with the proceeds from the new financing agreement. The Company's president and two vice presidents personally guaranteed the amounts borrowed under this agreement. At December 31, 1996 and 1995, the Company's outstanding borrowings under this financing agreement aggregated $366,591 and $3,000,000, respectively. The weighted average interest rate during the years ended December 31, 1996 and 1995 was 9.3% and 9.1%, respectively.

(c) In connection with the Acquisition described in note 2, the Company issued a promissory note in the amount of $330,000 (principal and interest) payable in 36 equal monthly installments of principal and interest that began in June 1996. The outstanding balance of the promissory note at December 31, 1996 is $245,810 of which $97,167 is currently payable on such date.

(9)  Equipment Notes Payable

Notes payable at December 31, 1996 and 1995 consist of the following:

                                                 1996            1995
                                                 ----            ----

Various secured  equipment  financing  notes,
     payable  in monthly  installments
     aggregating  $51,111 including  interest
     at 8.2% maturing from October 1999
     through June 2003 secured by equipment
     with a net book value of $2,236,856
     at December 31, 1996                      $2,271,241      2,640,996

Secured equipment financing note payable to
     a bank payable in monthly installments
     of $2,416 with interest at 7.9%
     through October 1997                          49,295        73,302
Other                                              38,953        91,370
                                               ----------    ----------
                                                2,359,489     2,805,668
Less current maturities                           456,651       386,787
                                               ----------    ----------
                                               $1,902,838     2,418,881
                                               ==========    ==========

Notes payable aggregating $77,866 at December 31, 1996 are personally guaranteed by the president and two vice presidents.

The aggregate maturities of equipment notes payable for each of the five years subsequent to December 31, 1996 are as follows: 1997: $456,651; 1998:
$454,980; 1999: $406,299; 2000: $335,678 and 2001: $282,352.

     (Continued)

(10) Leases

The Company is obligated under various capital leases for furniture and fixtures and certain machinery and equipment that expire at various dates during the next five years. At December 31, 1996 and 1995, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:


                                            1996            1995
                                            ----            ----

Machinery and equipment                  $4,917,515      3,728,535
Furniture and fixtures                            -         40,615
                                         ----------     ----------
                                          4,917,515      3,769,150
Less accumulated amortization             1,850,842      2,220,566
                                         ----------     ----------
                                         $3,066,673      1,548,584
                                         ==========     ==========

The Company occupies its premises pursuant to a lease with a related party expiring December 31, 2007, with a five year renewal option (see note 14). The lease provides for annual rentals, as defined, payable monthly, as well as payments for a share of maintenance, insurance, and real estate taxes. The Company is also obligated under various noncancelable equipment leases.

Rent expense for the years ended December 31, 1996, 1995 and 1994 was $673,188, $451,729 and $429,250, respectively.

Future minimum lease payments under noncancelable operating leases (with initial remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 1996 are:


                                          Capital        Operating
                                           Leases         Leases
                                          -------        ---------

 Year ending December 31:
          1997                           $ 922,605        886,297
          1998                             785,514        660,907
          1999                             759,482        514,440
          2000                             517,605        483,606
          2001                             220,460        443,949
          2002 and thereafter              280,759      2,195,442
                                         ---------      ---------
Total minimum lease payments             3,486,425     $5,184,641
                                                       ==========
Less amount representing interest (at
   rates ranging from 8.1% to 20.9%)       601,338
                                         ---------

Net principal portion                    2,885,087
Less portion due within one year           692,852
                                         ---------

Long-term portion                      $ 2,192,235
                                       ===========

     (Continued)

Liabilities under certain capital leases are personally guaranteed by the president and two vice-presidents.

(11) Stockholders' Equity

(a)  Stock Option

Concurrent with the merger with RCL, the Company's stockholders approved the adoption of the 1995 Incentive Stock Option Plan (the "Plan"). An aggregate of 500,000 shares of the Company's common stock are reserved for issuance upon the exercise of options pursuant to the Plan. Officers, key employees, directors and certain consultants and advisors to the Company are eligible to participate in the Plan. The Plan may issue incentive stock options and nonqualified stock options. Options are granted at the market price on the date of grant and expire in ten years. After six months from the grant date, options become vested and fully exercisable. At December 31, 1996, there were 376,500 additional shares available for grant under the Plan.

Changes in options outstanding are as follows:

                                1996                          1995
                      ------------------------       -------------------------
                      Weighted                       Weighted
                      average        Shares          average         Shares
                      exercise       subject         exercise        subject
                      price          to option       price           to option
                      ---------      ---------       ---------       ---------

Beginning of year      $4.125         62,500          $     -         62,500
Options granted          2.89         61,000            4.125         75,000
End of year              3.51        123,500            4.125         62,500
Exercisable at year end     -         88,500                -              -


The options outstanding as of December 31, 1996 are summarized in ranges as follows:


                  Range of       Weighted        Number of       Weighted
                  exercise       average          options         average
                  price       exercise price    outstanding    remaining life
                  ----------  ---------------   ------------   ---------------
                   $  2.00         2.00             35,000        9-3/4 years
                   $  3.25         3.25              1,000        9 years
                   $ 4.125        4.125             87,500        8-3/4 years
                                                   -------
                                                   123,500
                                                   =======

The per share weighted average fair value of stock options granted during 1996 and 1995 was $1.43 and $1.90, respectively, on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1995 and 1996 - expected dividend yield of 0%, risk free interest rate of 6.5%, expected stock volatility of 26%-35% and an expected option life of 7.5 years.

     (Continued)

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                     1996          1995
                                     ----          ----

Net earnings:
     As reported                  $1,453,986      500,529
     Pro forma                     1,368,329      478,350

Net earnings per share:
     As reported:                       $.29          .18
     Pro forma                           .27          .18


Pro forma net earnings reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No.123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period.

(b)  Warrants

The Company has 2,700,000 Class A warrants outstanding that were originally issued in connection with RCL's initial public offering (IPO). The warrants are separable and tradable and each warrant entitles the holder to purchase one share of the Company's common stock at $5.50 per share prior to November 9, 1999. The warrants may be redeemed, at the Company's option, at a price of $.05 per warrant provided the closing bid price equals or exceeds $9.50 per share for the 20 trading days within a period of 30 consecutive trading days prior to the notice of redemption.

In connection with the merger with RCL, warrants to purchase 1,000,000 shares of common stock were issued at exercise prices ranging from $7.00 to $10.00. The warrants expire on November 9, 2002.

In connection with RCL's IPO, warrants to purchase 135,000 units were issued to the underwriter (Underwriters' Warrants). The Underwriters' Warrants are
exercisable at a price of $9.00 per unit consisting of one share of the Company's common stock and two Class A warrants (Units) and expire on November 9, 1998. The exercise price of the Class A warrants contained in the Units is $5.50 per share.

During 1996, 168,000 warrants were repurchased for $32,400.

(12) Notes Receivable-Stockholders

In December 1991, the president and two vice presidents were advanced $536,360 in exchange for notes receivable. These notes were unsecured and provided for interest at 9%. The balance of the notes at December 31, 1996 and 1995 was $49,676 and $99,352. The above amounts are included with notes receivable in the accompanying balance sheets.



     (Continued)

(13) Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                                      1996            1995            1994
                                      ----            ----            ----

Current
    Federal                        $931,400         150,000          278,000
    State                           228,000          50,000           89,000
                                  ---------       ---------         --------

                                  1,159,400         200,000          367,000
                                  ---------       ---------         --------

Deferred:
    Federal                         (66,640)        126,000           54,400
    State                           (11,760)         42,000           17,600
                                  ---------       ---------         --------
                                    (78,400)        168,000           72,000
                                  ---------       ---------         --------

                                 $1,081,000         368,000          439,000
                                  =========       =========         ========

A reconciliation between the Company's effective tax rate and the statutory tax rate is as follows, at December 31, 1996, 1995 and 1994:

                                      1996            1995            1994
                                      ----            ----            ----

Statutory tax rate                    34.0%           34.0%           34.0%
State income taxes, net of
     federal benefit                   8.5             7.0             7.6
Other                                   .1             1.4             5.1
                                      -----           -----           -----
                                      42.6%           42.4%           46.7%
                                      =====           =====           =====

The tax effects of temporary differences that give rise to significant portion of the net deferred tax liability at December 31, 1996 and 1995 is as follows:


                                                      1996            1995
                                                      ----            ----

Deferred tax assets:
      Inventory valuation                           $  66,000          29,000
      Allowance for doubtful accounts                 333,000         229,000
      Uniform cost capitalization for inventory        25,000          29,000
      Accrued vacation                                143,000         169,000
      Accrued salaries and commissions                 57,000          37,594
      Sales return allowance                           66,000               -
      State net operating loss carryforward            32,000          31,000
      Investment tax credit carryforwards             681,000         681,000
                                                   ----------       ---------
        Total deferred tax assets                   1,403,000       1,205,594
                                                   ----------       ---------
    Less valuation allowance                         (703,000)       (712,000)
                                                   ----------       ---------
        Net deferred tax assets                       700,000         493,594
                                                   ----------       ---------

Deferred tax liability:
      Accelerated depreciation for tax purposes       988,000         860,000
                                                   ----------       ---------
                                                      988,000         860,000
                                                   ----------       ---------

        Net deferred tax liability                 $  288,000         366,406
                                                   ==========       =========


The valuation allowance for deferred tax assets as of January 1, 1995 and 1996 was $712,000 and $703,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1996 was a decrease of $9,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1996. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 1996, the Company has available New York State investment tax credit carryforwards aggregating approximately $681,000 expiring through 2006. The Company has New York and New Jersey state net operating loss carryforwards of $320,000 expiring through 2011.

(14) Related Party Transactions

The Company leases one of its operating facilities from an entity which is owned by several officers, directors and stockholders of the Company. The lease is for a fifteen year term expiring in 2007 and requires minimum annual rental payments of $348,000. Rentals paid to the entity were $348,000 in each of the years ended December 31, 1996, 1995 and 1994, and a security deposit of $115,000 paid on the lease is included in security deposits and other assets at December 31, 1996 and 1995, respectively.

     (Continued)

On  January  1,  1996,  the  Company   assumed  three  leases  with  a  net
capitalizable value of $2,077,388 from the officer-owned entity. The leases were assumed without material modification as to the terms. The lease obligations and related assets were recorded at the net present value of the minimum lease payments in accordance with SFAS No. 13. The underlying assets are being depreciated over the bases' remaining lives.

(15) Commitments and Contingencies

In 1991, the Company entered into a consulting contract with its former Chairman which expired on August 31, 1996. Consulting fees of $53,600, $80,400 and $80,400 were paid pursuant to the contract in 1996, 1995 and 1994, respectively.

In 1992, the Company entered into consulting agreements with three of its shareholders. Each agreement was originally for a seven-year term, and provided for a minimum fee of $25,000 per year. Each of these agreements was revised effective March 1, 1995, to provide for an expiration date of August 31, 2001 and to increase the minimum annual fee to $37,333. The aggregate expense under these agreements was $132,412, $117,500 and $87,500 for 1996, 1995 and 1994,
respectively.

In 1992, the Company entered into an employment, commission and consulting agreement with the former owner of a commercial printing entity acquired in 1992. The agreement provided for the payment of an annual base salary plus commissions through April 1994. The agreement also provided for the payment of deferred commissions through April 1995 and of consulting fees through April 1996. Expenses related to the agreement approximated $196,000, $160,000 and $258,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.

(16) Benefit Plans

The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All employees are eligible for voluntary participation upon completing three consecutive months of service. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company matches the participants' contributions up to a maximum of 2% of compensation. The costs related to the plan approximated $117,700, $116,500 and $73,300 for the years ended December 31, 1996, 1995 and 1994, respectively.

(17) Fair Value of Financial Instruments

FASB Statement No.107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying value of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these investments. In the opinion of management, the fair values of equipment notes payable, long-term debt and capital leases are not materially different from the carrying value.

     (Continued)

(18) Business and Credit Concentrations

Most of the Company's customers are located in the northeastern United States. Three customers individually accounted for 21%, 23% and 27% of the Company's sales for 1996, 1995 and 1994, respectively. Accounts receivable from two and three customers comprised approximately 15% and 21% of total accounts receivable at December 31, 1996 and 1995, respectively.

The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns.

(19) Unaudited Quarterly Financial Information

The following is a summary of quarterly operating results for fiscal 1996 and 1995 (in thousands, except per share amounts):

                                                     1996
                                                     ----
                                      First     Second    Third     Fourth
                                      quarter   quarter   quarter   quarter
                                      -------   -------   -------   -------

Net sales                             $8,304    10,152     12,773    11,346
Gross profit                           1,732     2,407      3,538     3,234
Net income                                17       231        671       535
Net income per share                     .00       .05        .13       .10
                                      ======    ======     ======    ======


                                                     1995
                                                     ----
                                      First     Second    Third     Fourth
                                      quarter   quarter   quarter   quarter
                                      -------   -------   -------   -------

Net sales                             $8,513     8,552     10,395    8,689
Gross profit                           1,806     1,720      2,084    1,870
Net income                               109        46        190      155
Net income per share                     .04       .02        .08      .04
                                      ======    ======     ======    ======

Earnings per share calculations for each of the quarters are based on weighted average numbers of shares outstanding in each period, therefore, the sum of the quarters does not necessarily equal the years' earnings per share.

ITEM 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     On November 10, 1995, the Board of Directors voted to terminate Price Waterhouse LLP as regular auditors for the Company and to retain KPMG Peat Marwick LLP as the regular auditors for the Company. KPMG Peat Marwick LLP had been the regular auditors for Old Disc prior to the Merger and the Board cited their experience and knowledge of Old Disc in deciding to retain them.

     The reports of Price Waterhouse LLP on the financial statements for years ended March 31, 1994 and 1995 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended March 31, 1994 and 1995, and the period ended November 10, 1995, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused it to make reference to the subject matter of the disagreement in connection with this report.

                                    PART III

     In connection with the 1997 Annual Meeting of Stockholders of the Registrant, the Registrant intends to furnish Stockholders with proxy materials which set forth the information required by Items 10, 11, 12 and 13 of this Part
III. Copies of such material will be duly filed with the Securities and Exchange Commission pursuant to Rule 14a-(6)(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements:

     (1)   See Index to Consolidated Financial Statements on page 17.

     (2) The following financial statement schedule for the years ended December 31, 1994, 1995 and 1996 is submitted herewith:

          Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted because they are not required, inapplicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

     (3)  Exhibits:

          See Exhibit Index for list of exhibits filed with this report.

(b)  Reports on Form 8-K:

     None

                                    SCHEDULE

                               DISC GRAPHICS, INC.

                 Schedule II - Valuation and Qualifying Accounts

    Col. A               Col. B         Col. C         Col. D         Col. E         Col. F
                         Balance at     Charged to                                   Balance at
                         Beginning      Cost and                                     End of
  Classification         of Period      Expense        Deductions     Other          Period
  --------------         -----------    -----------    -----------    --------       -----------

For the year ended
   December 31, 1994:
   Allowance for
   doubtful accounts
   (deducted from
   accounts
   receivable)           434,000        145,000         117,000                        462,000
For the year ended
   December 31, 1995:
   Allowance for
   doubtful accounts
   (deducted from
   accounts receivable)  462,000        197,000         165,000                        494,000

For the year ended
   December 31, 1996:
   Allowance for
   doubtful accounts
   (deducted from
   accounts receivable)  494,000        497,000         147,000                        844,000

------------

(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

EXHIBIT INDEX

Exhibit    Description

   2 Agreement and Plan of Merger dated as of May 8, 1995 between the Registrant and Disc Graphics, Inc. (filed as Exhibit 2.1 to the Form S-4 Registration Statement, Amendment No. 1 dated August 31, 1995 [File No. 33-94068] and incorporated herein by reference).

 3.a      Restated  Certificate of  Incorporation  of the  Registrant  (filed as
          Exhibit 4.a to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto).

 3.b      Amended and Restated By-Laws of the Registrant.

 4.a      Restated  Certificate of  Incorporation  of the  Registrant  (filed as
          Exhibit 4.1 to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto).

 4.b Voting and Registration Rights Agreement dated October 30, 1995 among the Registrant and its shareholders listed in Exhibit 1 thereto (filed as Exhibit 4.b to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto).

 4.e Redeemable Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, as warrant agent, including the form of Certificates representing the Class A Warrants (filed as Exhibit 4.3 to the Form S-1 Registration Statement, declared effective November 9, 1993 [File No. 33-62980] and incorporated herein by reference).

 4.f Form of 60 Merger Warrants with Schedule indicating particular terms of each individual warrant (filed as Exhibit 4.f to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto).

 4.g 1995 Incentive Stock Option Plan (filed as Exhibit 4.5 to the Form S-4 Registration Statement, Amendment No. 1 dated August 31, 1995 [File No. 33-94068] and incorporated herein by reference).

 4.h Agreement dated as of October 27, 1995 between certain stockholders of the Registrant and certain stockholders of Disc Graphics, Inc., a New York corporation (filed as Exhibit 4.h to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto).

 4.i Form of certificate evidencing shares of Common Stock (filed as an Exhibit to the Registration Statement on Form S-1, File No. 33-62980, declared effective on November 9, 1993).

 10.a Credit Agreement dated February 26, 1997 between the Registrant and KeyBank National Association.

 10.b Security Agreement dated February 26, 1997 between the Registrant and KeyBank National Association.

 10.c Asset Purchase Agreement dated as of May 17, 1996, by and among Disc Graphics, Inc., Pointille, Inc. and the shareholders of Pointille (filed as Exhibit 2 to the Current Report on Form 8-K dated May 18, 1996.)

 10.d Form of Indemnification Agreement between RCL and the directors and officers of the Registrant (filed as an Exhibit to the Registration Statement on Form S-1, File No. 33-62980, declared effective on November 9, 1993).

 10.e Management Agreement between RCL and RCL Capital Partners, Inc., formerly RCL Management Corp., dated October 1, 1992 (filed as an Exhibit to the Registration Statement on Form S-1, File No. 33-62980, declared effective on November 9, 1993).

 10.f Agreement of Lease, dated as of December 1, 1992 between Disc and Horizon Equity Partners, LP (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).

 10.g Agreement of Lease, dated as of September 15, 1993 between Disc and and Everis Realty Corp. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).

 10.h Agreement of Lease, dated as of June 14, 1995 between Disc Graphics Label Group, Inc. and Kertzner Associates, Ltd. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).

 10.i Form of Consulting Agreement, dated as of December 12, 1991, between Disc and Timothy F. Healey & Co., Inc.(filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).

 10.j Form of Consulting Agreement, dated as of December 12, 1991, between Disc and Holding Services Corp.(filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).

 10.k Form of Consulting Agreement, dated as of December 12, 1991, between Disc and Investment Services Corp.(filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).

 10.l Form of Employment Agreement, dated June 28, 1995, between Disc and Donald Sinkin (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).

 10.m Form of Employment Agreement, dated June 28, 1995, between Disc and John A. Rebecchi (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).

 10.n Form of Employment Agreement, dated June 28, 1995, between Disc and Steven Frey (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).

 10.o Form of Purchase Agreement, dated as of March 20, 1995, between Disc and KBA-Planeta North America, Inc. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).

 21 The following lists the Company's significant subsidiaries, all of which are wholly-owned by the Company:

                                                 State of
          Name of Subsidiary                   Incorporation
          ------------------                   -------------
          Disc Graphics Label Group, Inc.        Delaware
          Four Seasons Litho, Inc.               New York

 27       Financial Data Schedule

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1997.

                                DISC GRAPHICS, INC.


                                By:/s/ Donald Sinkin
                                     Donald Sinkin, Chairman of the Board,
                                     Chief Executive Officer and President
                                     (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1997 by the following persons in the capacities indicated:


/s/ Donald Sinkin              Chairman of the Board, Chief Executive Officer
Donald Sinkin                  and President (Principal Executive Officer)

/s/ Stephen Frey               Vice President of Operations and Director
Stephen Frey                   (Principal Operating Officer)

/s/ Margaret Krumholz          Chief Financial Officer
Margaret Krumholz              (Principal Accounting Officer)

/s/ John Rebecchi              Vice President of Sales and Marketing
John Rebecchi                  and Director

/s/ Daniel Levinson            Director
Daniel Levinson

/s/ Seymour W. Zises           Director
Seymour W. Zises

/s/ Mark L. Friedman           Director
Mark L. Friedman