Form 10-Q
period 1997-03-31
DISC GRAPHICS INC /DE/
filed 1997-05-15
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[x] - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                               OR

[ ] - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        For the quarterly period from January 1, 1997 to March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                           Yes [X]    No [ ]

As of May 13, 1997, 5,368,358 shares of the Registrant's Common Stock, par value $.01, were outstanding.

                               INDEX TO FORM 10-Q

                                                                    Page
                                                                    ----
PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets as of March 31, 1997
and December 31, 1996.........................................        1

Consolidated Statements of Income for the Three Months ended
March 31, 1997 and 1996.......................................        2

Consolidated Statements of Cash Flows for the Three Months
ended March 31, 1997 and 1996 ................................        3

Notes to Consolidated Financial Statements ...................        4

Management's Discussion and Analysis of Financial
Condition and Results of Operations...........................        8

PART II - OTHER INFORMATION


Signatures   .................................................       12

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                   As of March 31, 1997 and December 31, 1996
                                   (unaudited)

                                                             March 31,     December 31,
                                                               1997            1996
                                                             ---------     ------------
Assets
Current assets:
      Cash and cash equivalents                             $   30,638      $  30,859
      Accounts receivable, net of allowance for doubtful
          accounts of $819,000 and $844,000, respectively    8,962,907      9,055,995
      Inventories                                            1,875,590      2,013,333
      Prepaid expenses and other current assets                779,242        599,927
      Current maturities of notes receivable                    57,005         85,014
      Deferred income taxes                                    700,000        700,000
                                                               -------        -------
         Total current assets                               12,405,382     12,485,128

Plant and equipment, net                                     8,851,244      8,254,920
Goodwill, net of amortization of $58,891 and $46,493,
     respectively                                            1,055,115      1,069,363
Security deposits and other assets                             305,531        236,271
                                                               -------        -------

         Total assets                                      $22,617,272    $22,045,682
                                                           ===========    ===========
Liabilities and Stockholders' Equity
Current liabilities:
      Current maturities of equipment notes payable        $   538,126    $   456,651
      Current portion, long-term debt                           98,720         97,167
      Current maturities of capitalized lease obligations
          payable                                              555,840        692,852
      Accounts payable and accrued expenses                  5,366,381      5,282,571
      Income taxes payable                                     164,891        954,088
                                                               -------        -------

         Total current liabilities                           6,723,958      7,483,329

Long term debt                                               1,628,373        515,234
Equipment notes payable, less current maturities             1,738,319      1,902,838
Capitalized lease obligations payable, less current
     maturities                                              2,074,953      2,192,235
Deferred income taxes                                          988,000        988,000
                                                               -------        -------

         Total liabilities                                  13,153,603     13,081,636

Stockholders' equity:
      Preferred stock:
          $.01 par value; authorized 5,000 shares;
          no shares issued and outstanding                                                       -              -
      Common stock:
          $.01 par value; authorized 20,000,000 shares;
          issued 5,378,518                                      53,786        53,786
Additional paid in capital                                   5,051,555     5,051,555
Retained earnings                                            4,387,671     3,883,366
                                                             ---------     ---------
                                                             9,493,012     8,988,707
Less: Treasury stock at cost,  10,160 and 8,710 shares at
March 31, 1997 and December 31, 1996 respectively              (29,342)      (24,661)
                                                               -------       -------
         Total stockholders' equity                          9,463,670     8,964,046

         Total liabilities and stockholders' equity        $22,617,272   $22,045,682
                                                           ===========   ===========

          See accompanying notes to consolidated financial statements

                              DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
          For the Three Months Ended March 31, 1997 and March 31, 1996
                                   (unaudited)



                                        March 31,              March 31,
                                           1997                  1996
                                        ----------             ---------

Sales                                   $11,197,838           $ 8,304,328
Cost of sales                             8,214,806             6,572,176
                                          ---------             ---------
     Gross profit                         2,983,032             1,732,152

Operating expenses:
     Selling and shipping                   950,073               656,168
     General and administrative           1,043,086               867,304
                                          ---------               -------
     Operating income                       989,873               208,680

Interest expense, net                       149,367               178,679
                                            -------               -------

Income before provision for income taxes    840,506                30,001
                                            -------                ------

Provision for income taxes                  336,203                12,897
                                            -------                ------

Net income                                 $504,303              $ 17,104
                                           ========              ========

Net Income per share                          $0.09                 $0.00
                                              =====                 =====
Weighted average number of shares
     outstanding                          5,380,369             4,962,188
                                          =========             =========

          See accompanying notes to consolidated financial statements

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
          For the Nine Months Ended March 31, 1997 and March 31, 1996
                                   (unaudited)


                                               March 31, 1997           March 31, 1996
                                               --------------           --------------

Cash flows from operating activities:
   Net income                                      $504,303                $  17,104
   Adjustments to reconcile net income to
     net cash provided by operating activities:
    Depreciation and amortization                   474,777                  331,182
    Decrease (Increase) in accounts receivable       93,088                 (463,672)
    Decrease  in inventory                          137,743                  152,097
    Decrease (Increase) in prepaid expenses and
     other current assets                          (179,315)                 114,645
    Increase (Decrease) in prepaid taxes               -                    (129,370)
    Increase in accounts payable and accrued
     expenses                                        83,810                  394,848
    Decrease in income taxes payable
                                                   (789,197)                (105,083)
    Decrease  (Increase) in security deposits
     and other assets                               (69,260)                  49,974
                                                    -------                   ------
         Total adjustments                         (248,354)                 344,621
                                                   --------                  -------

         Net cash provided by (used in)
            operating activities                    255,949                  361,725
                                                    -------                  -------

Cash flows from investing activities:
    Capital expenditures                         (1,056,852)                 (84,704)
                                                 ----------                  -------
         Net cash used in investing activities   (1,056,852)                 (84,704)
                                                 ----------                  -------

Cash flows from financing activities:
    Proceeds of secured bank loan payable,
         net of repayments                        1,015,972                     -
    Origination of long term note receivable                                  (9,460)
    Payments of notes receivable                     28,009
    Payments of long-term debt                     (238,618)                (316,234)
    Expenses in connection with merger                 -                     (35,000)
    Purchase of treasury stock                       (4,681)                    -
                                                     ------                   -------

         Net cash  provided by (used in)
          financing activities                      800,682                 (360,694)
                                                    -------                 --------


Net  increase (decrease) in cash                       (221)                 (83,673)
                                                       ----                  -------

Cash, December 31                                  $  30,859             $ 1,309,677
                                                   =========             ===========

Cash, March 31                                     $  30,638             $ 1,226,004
                                                   =========             ===========

       See accompanying notes to consolidated financial statements

                      DISC GRAPHICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Operation and Summary of Significant Accounting Policies:

  General
  -------
       The financial statements included herein have been prepared by Disc Graphics, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures made are adequate to make the information presented not misleading, it is recommended that these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 and the Company's Annual Report on Form 10-K for the period ended December 31, 1996. The December 31, 1996 figures included herein were derived from the audited consolidated financial statements. In the opinion of management, the information furnished herein reflects all adjustments that are necessary to fairly present such information. These adjustments consist only of normal recurring adjustments and adjustments made for the acquisition of Pointille, Inc.

  The Merger
  ----------
       On October 30, 1995, the Company, then known as RCL Capital Corp. ("RCL"), consummated the merger (the "Merger") pursuant to the Agreement and Plan of Merger dated as of May 8, 1995 (the "Merger Agreement") between RCL and Disc Graphics, Inc., a New York corporation ("Old Disc"). Pursuant to the Merger Agreement, (i) Old Disc merged with and into RCL, (ii) RCL's name was changed to Disc Graphics, Inc., and (iii) all of the outstanding shares of Class A Common Stock, no par value, and Class B Common Stock, no par value, of Old Disc were converted into (a) an aggregate of 3,100,000 shares of Common Stock of the Company and (b) and an aggregate of 1,000,000 warrants to purchase an aggregate of 1,000,000 shares of Common Stock of the Company, one-quarter of which shall be exercised at a price of each of $7.00, $8.00, $9.00 and $10.00.

  Potential Future Issuance of  Shares of Common Stock by the Company
  -------------------------------------------------------------------
       Pursuant to the Merger Agreement as modified by a certain Agreement dated as of October 30, 1995 by and among certain stockholders of RCL (the "RCL
  Stockholders") and the former shareholders of Old Disc (the "Old Disc Shareholders") and RCL, if the Old Disc Shareholders subsequently determine from time to time until up to five years after October 30, 1995 (the "Effective Time") that, as of the Effective Time, either (i) RCL did not have cash or marketable securities with a fair market value as of the Effective Time of not less than $6,000,000 (the actual amount of cash and marketable securities held by RCL as of the Effective Time, the "First Amount") or (ii) the cash and marketable securities of RCL did not exceed all liabilities of RCL of any kind or nature (whether fixed or contingent, matured or unmatured) (including, without limitation, all liabilities based upon, relating to or arising from any actions taken by or on behalf of RCL or the failure of RCL to take any actions prior to the Effective Time or any facts or

                      DISC GRAPHICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1 Organization, Operation and Summary of Significant Accounting Policies (continued):

  circumstances existing prior to the Effective Time, which in any such case results in any liabilities, obligations or claims against the Company after the Effective Time (all such liabilities collectively, the "RCL Liabilities")), by not less than $6,000,000 (the actual amount of cash and marketable securities held by RCL as of the Effective Time less such liabilities, the "Second Amount"), then promptly upon notice of such determination by the Old Disc Shareholders to the Company, the Company shall issue to such Old Disc Shareholders, on a pro rata basis based on the number of shares of Old Disc Common Stock held by such shareholders immediately prior to the Effective Time, the number of shares of the Company's Common Stock (the "RCL Designated Shares") sufficient (without duplication) to increase the percentage ownership of the Company by all of such shareholders that such shareholders have had immediately after the Effective Time (excluding, any RCL Indemnity Shares (as defined below) issued after the Effective Time) from 60.23% to a percentage determined by a formula defined in the Merger Agreement. Although the formula in the Merger Agreement allows the Old Disc Shareholders to receive as much as three times the number of RCL Designated Shares, the Old Disc Shareholders agreed to limit the calculation to two times the number of RCL Designated Shares.

       Notwithstanding the provision of the Merger Agreement described in the immediately preceding paragraph, the RCL Stockholders and the Old Disc Shareholders have entered into an agreement (the "Letter Agreement") pursuant to which the RCL Stockholders will transfer to the Old Disc Shareholders shares of DGI Common Stock owned by the RCL Stockholders instead of the Company issuing certain shares of DGI Common Stock to the Old Disc Shareholders, but only if and to the extent that the net assets are between $4,900,000 and $5,304,750. "Net Assets" means RCL's cash and marketable securities at the Effective Time less the RCL liabilities.

       Pursuant to the Merger Agreement, the Old Disc Shareholders were issued 342,256 shares of its Common Stock on December 3, 1996. The RCL Stockholders also transfered 60,000 shares of Common Stock of the Company to Old Disc Shareholders (the "RCL Indemnity Shares").

  Net Income Per Share
  --------------------
       Net income per share is computed under the treasury stock method which assumes the exercise of all outstanding options and warrents which are dilutive. The computation of weighted average shares outstanding does not include incremental shares relating to outstanding warrants since the exercise price of the warrants exceed the market price.

                      DISC GRAPHICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Organization, Operation and Summary of Significant Accounting Policies (continued):

Amortization of Costs in Excess of Fair Market Value of Net Assets Acquired
---------------------------------------------------------------------------

       Costs in excess of fair market value of net assets acquired are being amortized over a period of 15 years by the straight-line method.


  Inventories
  ------------
       Inventories consist of the following:

                                       March 31,         December 31,
                                          1997               1996
                                       -----------       -------------

                 Raw materials        $ 1,284,384       $  1,425,230
                 Work-in-process          304,190            248,210
                 Finished goods           287,016            339,893
                                          -------            -------

                                      $ 1,875,590        $ 2,013,333
                                      ===========        ===========


  Note 2  - Acquisition

  On May 17, 1996, the Company acquired substantially all of the assets and certain liabilities of Pointille, Inc., a California based printing company ("Pointille") , for $662,545 in cash, the issuance of 74,074 shares of the Company's Common Stock, and the issuance of a promissory note in the amount of $330,000 (principal and interest), payable in 36 equal monthly installments of principal and interest beginning on June 17, 1996 (the "California Acquisition"). The Company recorded the value of the 74,074 shares of the Company's Common Stock issued at the estimated fair value at the date of the California Acquisition. The California Acquisition was accounted for using the purchase method of accounting and in accordance with generally accepted accounting principles. The net worth of Pointille as of May 17, 1996 is expected to be finalized by May 1997; therefore, an estimate of the allocation of the purchase price was made on the basis of currently available information.

  The allocation of the purchase price of Pointille was as follows:


       Purchase price
            Cash                                     $662,545
            Promissory note (present value)           299,708
            Receivable from former owner             (175,633)
            Common Stock                              175,000
            Transaction Costs                         154,236
                                                      -------
                                                   $1,115,856


       Pointille's net asset value                 $        0
                                                   ----------

       Excess of cost over fair value of
          business acquired                        $1,115,856
                                                   ----------

                      DISC GRAPHICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions (continued):

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) additional amortization expense due to goodwill resulting from the California Acquisition and (ii) an increased interest expense due to cash borrowed under the Company's financing agreement with Fleet Bank for the payment of the purchase price and the repayment of Pointille's bank line of credit and notes payable (which was partially offset by the payment of Pointille's bank line of credit and notes payable). These unaudited proforma results do not purport to be indicative of the results of operations which actually would have resulted had the purchase been effected on January 1, 1996, nor of future results of operations of the consolidated entities. For purposes of proforma and interim reporting, the financial information of Pointille, which was on a February 28 fiscal year, was adjusted to conform with the Company's reporting periods.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Pointille as if the California Acquisition had occurred January 1, 1996.


                                           1997                 1996
                                        (thousands except per share amounts)

       Net sales                         $11,198               $9,983
       Net income (loss)                    $504                 ($25)
       Earnings per Common share            $.09                 $.00


  Management's Discussion and Analysis of Financial Condition and
  Results of Operations

  General
  -------
     The following is a discussion of the consolidated financial condition and results of operation of the Company for the three month period ended March 31, 1997. The discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Annual Report.

  Introduction
  ------------
     Disc Graphics, Inc. was incorporated in August 1992 under the name RCL Capital Corp. ("RCL") to serve as a vehicle to effect a business combination with an operating business. On November 18, 1993, RCL completed the public offering of Units, each Unit consisting of one share of RCL's Common Stock and two redeemable warrants. Net proceeds of the public offering after the payment of certain additional expenses yielded approximately $6,400,000, which was put into escrow pending the acquisition of an operating business.

  Merger
  ------
     On October 30, 1995, RCL consummated the merger (the "Merger") pursuant to the Agreement and Plan of Merger dated as of May 8, 1995 (the "Merger Agreement") between RCL and Old Disc. The merger was subject to, among other things, approval by RCL's stockholders, which approval was obtained at a special meeting of stockholders held on October 27, 1995. Pursuant to the Merger Agreement (i) Old Disc merged with and into RCL, (ii) RCL's name was changed to Disc Graphics, Inc. and (iii) all of the outstanding shares of Class A Common Stock, no par value, and the Class B Common Stock, no par value, of Old Disc were converted into (a) an aggregate of 3,100,000 shares of Common Stock of RCL and (b) and an aggregate of 1,000,000 warrants to purchase an aggregate of 1,000,000 shares of Common Stock of RCL, one-quarter of which shall be exercisable at a price of each of $7.00, $8.00, $9.00 and $10.00.

  Potential Future Issuance's of Shares of Common Stock by the Company
  --------------------------------------------------------------------
     Pursuant to the Merger Agreement as modified by a certain Agreement as of October 30, 1995 by and among certain stockholders of RCL (the "RCL
  Stockholders") and the former shareholders of Old Disc (the "Old Disc Shareholders") and RCL, if the Old Disc Shareholders subsequently determine from time to time until up to five years after October 30, 1995 (the "Effective Time") that, as of the Effective Time, either (i) RCL did not have cash or marketable securities with a fair market value as of the Effective Time of not less than $6,000,000 (the actual amount of cash and marketable securities held by RCL as of the Effective Time, the "First Amount") or (ii) the cash and marketable securities of RCL did not exceed all the liabilities of RCL of any kind or nature (whether fixed or contingent, matured or unmatured) (including, without limitation, all liabilities based upon, relating to or arising from any actions taken by or on behalf of RCL or the failure of RCL to take any actions prior to the Effective Time or any facts or circumstances existing prior to the Effective Time, which is any such case result in any liabilities, obligations or claims against the Company after the Effective Time) (all such liabilities collectively, the "RCL Liabilities") by not less than $6,000,000 (the actual amount of cash and marketable securities held by RCL as of the Effective Time less such liabilities, the "Second Amount"), then promptly upon notice of such determination by the Old Disc Shareholders to the Company, the Company shall issue to such Old Disc Shareholders, on a pro rata basis based on the number of shares of Old Disc Common Stock held by such shareholders immediately prior to the Effective Time, the number of shares of the Company's Common Stock (the "RCL Designated Shares") sufficient (without duplication) to increase the percentage of ownership of the Company by all of such shareholders that such shareholders have had immediately after the Effective Time (excluding any RCL Indemnity Shares (as defined below) issued after the Effective Time) from 60.23% to a percentage determined by a formula defined in the Merger Agreement. Although the formula in the Merger Agreement allows for the Old Disc Shareholders to receive as much as three times the number of RCL Designated Shares the Old Disc Shareholders agreed to limit the calculation to two times the number of RCL Designated Shares.

     Notwithstanding the provision of the Merger Agreement described in the immediately preceding paragraph, the RCL Stockholders and the Old Disc Shareholders have entered into an agreement pursuant to which the RCL Stockholders will transfer to the Old Disc Shareholders shares of Disc Common Stock owned by the RCL Stockholders instead of the Company issuing certain shares of Disc Common Stock to the old Disc Shareholders, but only if and to the extent that Net Assets are between $4,900,000 and $5,304,750. "Net Assets" means RCL's cash and marketable securities at the Effective Time less the RCL Liabilities.

     Pursuant to the agreement the Old Disc Shareholders were issued 342,256 shares of Company Common Stock on December 3, 1996. The RCL Stockholders also transferred 60,000 shares of Common Stock to the Old Disc Shareholders.

  Proceeds of the Merger
  ----------------------
     Net proceeds of the merger after the payment for the redemption of approximately 185,000 shares of Common Stock at $5.15 per share, in accordance with the terms of the original RCL offering, yielded proceeds to the Company of approximately $5,000,000. These proceeds were used primarily to reduce certain indebtedness of the Company and for working capital purposes.

     The Merger has been treated for accounting and financial reporting purposes as a reverse merger of RCL into Old Disc. Accordingly, the Company's results of operations prior to October 30, 1995 are those of Old Disc. In addition, in connection with the merger, Disc adopted a December 31 fiscal year.

  Pointille Acquisition
  ---------------------
     On May 18, 1996, the Company, acquired (the "California Acquisition") substantially all of the assets and certain liabilities of Pointille, Inc., a California corporation ("Pointille"), pursuant to an asset purchase agreement dated as of May 17, 1996, by and among the Company, Pointille and the sole shareholder of Pointille (the "Asset Purchase Agreement"). The purchase price consisted of $662,545 in cash, 74,074 shares of the Company's Common Stock, $.01 par value per share, a promissory note in the amount of $330,000, payable in 36 equal monthly installments of principal and interest beginning on June 16, 1996, and transaction costs. The California Acquisition was recorded using the purchase method of accounting and accordingly, the results of Pointille's operations are included in the Company's results of operation from May 18, 1996. The goodwill related to Pointille was approximately $1,055,115 at March 31, 1997.

                   Three Months Ended March 31, 1997 Compared
                     to Three Months Ended March 31, 1996.

  Results of Operations
  ---------------------

  Net Sales

     Net sales for the three months ended March 31, 1997 were $11,198,000 compared to $8,304,000 for the same period the prior year, representing an increase of $2,894,000 or 34.9%. The California Acquisition continues to contribute measurably to this growth, representing approximately $1,937,000 in net sales. The categories of the business which continue to experience growth are video/software packaging and consumer product packaging which increased $1,399,000 or 64% and $1,028,000 or 51%, respectively. Commercial and music sales also increased by 57% and 23%, respectively. The Company's base music/audio packaging sales have stabilized, with the overall sales increase within this category coming from the California Acquisition. The categories which decreased in the three months ended March 31, 1997 compared to the same three months of the prior year, were pharmaceutical, vitamin packaging and labels. These categories decreased by $283,000 or 25%, and $57,000 or 7%, respectively. The pharmaceutical/vitamin packaging decline is a result of the change in the Company's focus to growing earnings, thereby concentrating on more profitable segments within this business category.

  Gross Profit

     Gross profit for the three months ended March 31, 1997 was $2,983,000 (a 26.6% profit margin) compared to $1,732,000 (a 21% profit margin) for the same period the prior year, representing an increase of $1,251,000 or 72%. This increase was due primarily to the increase in sales, the California acquisition, and continued focus on both variable and fixed manufacturing costs through improved efficiencies.

  Selling, General, and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1997 were $1,993,000 compared to $1,524,000 for the same period the prior year, an increase of $469,000 or 31%. This increase is due primarily to normal inflationary increases, costs associated with the facility acquired in the California Acquisition and revenue related expenses (such as freight to customers and commissions). SG&A as a percent of revenue declined from 18.4% for the three months ended March 1996 compared to 17.8% for the same period in 1997 a 0.6 percentage point improvement.

  Interest Expense

     Interest expense for the three months ended March 31, 1997 was $149,000 compared to $179,000 for the same three months of the prior period, a decrease of $30,000 or 17%. This decrease was due primarily to the repayment of debt with cash provided by operating activities. The Company also entered into a new revolving credit agreement on February 26, 1997, providing for borrowing at a rate of LIBOR plus 150; which represents approximately a 2 percentage point decrease from the interest rate payable under the Company's prior revolving credit agreement.

  Income Taxes

     The provision for income taxes for the three months ended March 31, 1997 was $336,000, compared to $13,000, an increase of $323,000. This increase is primarily due to the increase in pretax income and offset by a decline in the effective tax rate from 43% in 1996 to 40% in 1997.


  Net Income

     Net income for the three months ended March 31, 1997 was $504,000 compared to $17,000 for the same period of the prior year, an increase of $487,000. This net income improvement resulted from the increase in sales, coupled with improved efficiencies in the manufacturing processes and the decline in the effective tax rate.

  Liquidity and Capital Resources

     The primary source of cash for the Company's business has been cash flow from operations and borrowing under the financing agreement with the Company's prior revolving credit agreement. As of March 31, 1997, the Company had working capital of $5,681,424. Net cash provided by operating activities for the three months ended March 31, 1997 was $255,949, due to general business growth.

     The Company anticipates capital expenditures of $700,000 for the remainder of 1997, primarily for the purchases of manufacturing equipment to increase capacity and improve plant efficiencies.

     On February 26, 1997, the Company entered into a new revolving credit agreement (the "Credit Agreement") with Key Bank which allows for borrowings equal to 85% of eligible accounts receivable plus up to 70% of eligible inventory, not to exceed $10,000,000. As of March 31, 1997 our eligible borrowing lease was $8,000,000. The Credit Agreement is secured by substantially all of the unencumbered assets of the Company. The borrowing rate under this agreement is either (i) LIBOR plus 125 to 175 basis points depending on the Debt Coverage Ratio or (ii) the Banks Base Rate. The Credit Agreement also provides for a borrowing sublimit for acquisitions in an amount equal to the lesser of $3,000,000 or 25% of the Companys tangible net worth. The utilization of this sublimit must be in compliance with the Credit Agreement as a whole. As of March 31, 1997, DGI was in compliance with the covenants specified in the Credit Agreement.

  New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share", is effective for annual and interim periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirement for earning per share for public entities. This statement requires entities with complex capital structures to present both basic earnings per share (EPS) and dilutive EPS, as defined in the pronouncement. SFAS No. 128 does not permit early application and requires restatement of all prior EPS data presented. The Company is continuing to assess the impact of this pronouncement and does not believe that the adoption of SFAS No. 128 will have a material effect on previously reported earnings per share.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Disc Graphics, Inc.
                                          (Registrant)

          May 15, 1997                    /s/ Donald Sinkin
          ---------------                 ------------------------------
              Date                        Donald Sinkin - President




          May 15, 1997                    /s/ Margaret Krumholz
          ---------------                 -----------------------------
              Date                        Margaret Krumholz -
                                          Chief Financial Officer