Form 10-Q
period 1997-06-30
DISC GRAPHICS INC /DE/
filed 1997-08-14
CIK 904541

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

          For the quarterly period from April 1, 1997 to June 30, 1997

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

     As of August 15, 1997, 5,380,905 shares of the Registrant's Common Stock, par value $.01, were outstanding.

                               INDEX TO FORM 10-Q

                                                                           Page

                                                                          ----

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996.....   3

Consolidated Statements of Income for the Three Months and Six Months
ended June 30, 1997 and 1996...............................................  4

Consolidated Statements of Cash Flows for the Six Months ended June 30,
1997 and 1996............................................................... 5

Notes to Consolidated Financial Statements.................................. 6

Management's Discussion and Analysis of Financial
Condition and Results of Operations......................................... 8

PART II - OTHER INFORMATION


Signatures   ...............................................................12


                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    As of June 30, 1997 and December 31, 1996
                                   (unaudited)

                                                                  June 30,     December 31,
                                                                    1997         1996

Assets
Current assets:
      Cash and cash equivalents                                   $  31,334    $  30,859
      Accounts receivable, net of allowance for doubtful
         accounts of $973,000 and $844,000, respectively          9,672,942    9,055,995
      Inventories                                                 2,397,513    2,013,333
      Prepaid expenses and other current assets                     512,792      599,927
      Current maturities of notes receivable                         19,524       85,014
      Income taxes receivable                                       134,093         -
      Deferred income taxes                                         700,000      700,000
                                                                 ----------   ----------
          Total current assets                                   13,468,198   12,485,128


Plant and equipment, net                                          9,084,254    8,254,920
Goodwill, net of amortization of $83,689 and $46,493,
      respectively                                                1,029,486    1,069,363
Security deposits and other assets                                  176,297      236,271
                                                                -----------  -----------
          Total assets                                          $23,758,235  $22,045,682
                                                                ===========  ===========

Liabilities and Stockholders' Equity
Current liabilities:
      Current maturities of equipment notes payable             $   455,145  $   456,651
      Current portion, long-term debt                               100,298       97,167
      Current maturities of capitalized lease obligations payable   806,270      692,852
      Accounts payable and accrued expenses                       5,457,567    5,282,571
      Income taxes payable                                            -          954,088
                                                                 ----------   ----------
          Total current liabilities                               6,819,280    7,483,329
Long term debt                                                    1,835,804      515,234
Equipment notes payable, less current maturities                  1,673,733    1,902,838
Capitalized lease obligations payable, less current maturities    2,733,223    2,192,235
Deferred income taxes                                               988,000      988,000
                                                                 ----------   ----------

         Total liabilities                                       14,050,040   13,081,636

Stockholders' equity:
      Preferred stock:
          $.01 par value; authorized 5,000 shares; no shares
          issued and outstanding                                     -            -
      Common stock:
          $.01 par value; authorized 20,000,000 shares; issued
          5,378,518                                                  53,785       53,786
Additional paid in capital                                        5,051,555    5,051,555
Retained earnings                                                 4,632,197    3,883,366
                                                                 ----------   ----------
                                                                  9,737,538    8,988,707
Less: Treasury stock at cost,  10,160 and 8,710 shares at
June 30, 1997 and December 31, 1996 respectively                    (29,342)     (24,661)
                                                                 ----------   ----------
       Total stockholders' equity                                 9,708,195    8,964,046

       Total liabilities and stockholders' equity               $23,758,235  $22,045,682
                                                                ===========  ===========

          See accompanying notes to consolidated financial statements

                                       3

                              DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
       For the Three and Six Months Ended June 30, 1997 and June 30, 1996
                                   (unaudited)

                                      Three Months Ended                Six Months Ended
                                   June 30,         June 30,         June 30,        June 30,
                                    1997             1996              1997            1996


Sales                            $11,065,030       $10,151,518      $ 22,262,868    $18,455,839
Cost of sales                      8,374,657         7,744,549        16,589,463     14,316,725
                                 -----------       -----------      ------------    -----------

      Gross profit                 2,690,373         2,406,969         5,673,405      4,139,114

Operating expenses:
Selling and shipping               1,018,049           832,083         1,968,122      1,488,251
General and administrative         1,114,730           984,671         2,157,816      1,851,975
                                 -----------       -----------      ------------    -----------


      Operating income               557,594           590,215         1,547,467        798,888

Interest expense, net                150,261           185,366           299,628        364,045
                                 -----------       -----------      ------------    -----------
Income before provision for
      income taxes                   407,333           404,849         1,247,839        434,843
                                 -----------       -----------      ------------    -----------
Provision for income taxes           162,807           174,086           499,010        186,983
                                 -----------       -----------      ------------    -----------
Net income                          $244,526          $230,763          $748,829     $  247,860
                                 ===========       ===========      ============    ===========
      Net Income per share             $0.05             $0.05             $0.14          $0.05
                                 ===========       ===========      ============    ===========
Weighted average number of
      shares outstanding           5,380,905         4,998,818         5,382,431      4,980,507
                                 ===========       ===========      ============    ===========

           See accompanying notes to consolidated financial statements

                      DISC GRAPHICS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
            For the Six Months Ended June 30, 1997 and June 30, 1996
                                   (unaudited)

                                                       June 30, 1997        June 30, 1996

Cash flows from operating activities:
   Net income                                          $   748,829           $   247,860
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Depreciation and amortization                         1,000,368               686,977
    (Increase) in accounts receivable                     (616,947)             (539,526)
    Decrease (increase) in inventory                      (384,180)                2,319
    Decrease in prepaid expenses and other current
       assets                                               76,969               227,416
    (Decrease) in prepaid taxes                               -                  (44,954)
    Increase in accounts payable and accrued expenses      174,996             1,319,126
    (Decrease) in income taxes payable and receivable   (1,088,181)             (105,083)
    Decrease  (increase) in security deposits and
       other assets                                         59,974               (75,896)
                                                        -----------            ----------
         Total adjustments                                (775,190)            1,470,279
                                                        -----------            ----------
         Net cash (used in) provided by
           operating activities                            (26,361)            1,718,139
                                                        -----------            ----------

Cash flows from investing activities:
    Capital expenditures                                (1,782,340)                 -
    Purchase of Pointille                                     -                 (621,578)
                                                        -----------            ----------

         Net cash used in investing activities          (1,782,340)             (621,578)
                                                        -----------            ----------

Cash flows from financing activities:
    Proceeds of secured bank loan payable,
         net of repayments                               1,323,701            (1,834,158)
    Payments of notes receivable                            68,172                67,864
    Borrowings under long term debt                      1,026,363                  -
    Payments of long-term debt                            (602,568)             (573,160)
    Expenses in connection with merger                        -                  (35,000)

    Purchase of treasury stock                              (4,681)                -
                                                        -----------            ----------
         Net cash  provided by (used in) financing
          activities                                     1,810,987            (2,374,454)
                                                        -----------            ----------
Net  increase (decrease) in cash                               475            (1,277,893)
                                                        -----------            ----------
Cash, December 31                                      $    30,859           $ 1,309,677
                                                        ===========            ==========
Cash, June 30                                          $    31,334           $    31,784
                                                        ===========            ==========

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

Net Income Per Share

    Net income per share is computed under the treasury stock method which assumes the exercise of all outstanding options and warrants which are dilutive. The computation of weighted average shares outstanding does not include incremental shares relating to outstanding options as the exercise price of the options exceed the market price.

Amortization of Costs in Excess of Fair Market Value of Net Assets Acquired

    Costs in excess of fair market value of net assets acquired are being amortized over a period of 15 years by the straight-line method.

Inventories

    Inventories consist of the following:

                                      June 30,          December 31,
                                       1997                1996

              Raw materials          $ 1,448,741          $  1,425,230
              Work-in-process            597,599               248,210
              Finished goods             351,173               339,893
                                     -----------          ------------
                                     $ 2,397,513          $  2,013,333
                                     ===========          ============

Note 2  - Acquisition

    On May 17, 1996, the Company acquired substantially all of the assets and certain liabilities of Pointille, Inc., a California based printing company ("Pointille") , for $662,545 in cash, the issuance of 74,074 shares of the Company's Common Stock, and the issuance of a promissory note in the amount of $330,000 (principal and interest), payable in 36 equal monthly installments of principal and interest beginning on June 17, 1996 (the "Acquisition"). The Company recorded the value of the 74,074 shares of the Company's Common Stock

                      DISC GRAPHICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



issued at the estimated fair value at the date of the Acquisition. The Acquisition was accounted for using the purchase method of accounting and in accordance with generally accepted accounting principles.

         The allocation of the purchase price of Pointille was as follows:

Purchase price
         Cash                                   $   662,545
         Promissory note (present value)            299,708
         Receivable from former owner              (175,633)
         Common Stock                               175,000
         Transaction Costs                          154,236
                                                 ----------
                                                 $1,115,856
    Pointille's net asset value                  $        0
                                                 ----------
    Excess of cost over fair value of  business
          acquired                               $1,115,856
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

    The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Pointille as if the Acquisition had occurred January 1, 1996.

                                              1997              1996
                                      (in thousands except per share amounts)

Net sales                                   $22,263           $21,281
Net income                                     $749              $147
Earnings per Common share                      $.14              $.03


                               DISC GRAPHICS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following is a discussion of the consolidated financial condition and results of operation of Disc Graphics, Inc. ("Disc Graphics" or "the Company") for the three month period ended June 30, 1997 as well as the six month period ended June 30, 1997. The discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Annual Report.

     On July 11, 1997, Disc Graphics announced that its Board of Directors authorized an exchange offer for its Class A Redeemable Common Stock Purchase Warrants ("Class A Warrants"). This offer is for one share of Common Stock, $.01 par value for each 8.5 Class A Warrants validly tendered. This offer expires at 4:00 PM Eastern Standard Time on August 22, 1997. The Class A Warrants currently trade on the NASDAQ Small Cap Market under the symbol DSGRW.

     On July 25, 1997, Disc Graphics announced the signing of two letters of intent to acquire two Midwestern commercial printing companies with unaudited 1996 revenues of $4.5 million and $7.5 million, respectively. Either of these potential acquisitions would provide Disc Graphics with a presence in the Midwest in addition to both its east coast and west coast facilities. These potential acquisitions are subject to the audit of their financial statements, due-diligence, financing, and other customary conditions. It is estimated that these potential acquisitions could be completed in the later stages of the third and fourth quarters of fiscal 1997. As of the date of this report, terms of the potential acquisitions are still to be determined.


Pointille Acquisition

     On May 18, 1996, Disc Graphics acquired substantially all of the assets and certain liabilities of Pointille, Inc., a California corporation ("Pointille"), pursuant to an asset purchase agreement dated as of May 17, 1996, by and among the Company, Pointille and the sole shareholder of Pointille (the "Asset Purchase Agreement"). The purchase price consisted of $662,545 in cash, 74,074 shares of the Company's Common Stock, $.01 par value per share, and a promissory note in the amount of $330,000, payable in 36 equal monthly installments of principal and interest beginning on June 17, 1996, and transaction costs. The acquisition of Pointille was recorded using the purchase method of accounting and accordingly, the results of Pointille's operations are included in the
Company's results of operation from May 18, 1996. The goodwill after amortization related to Pointille was approximately $1,055,115 at June 30, 1997.


Three Months Ended June 30, 1997 Compared to the Three Months Ended
June 30, 1996

Results of operations

Net sales

     Net sales for the three months ended June 30, 1997 were $11,065,000, compared to $10,152,000 for the same period the prior year, representing an increase of $913,000, or 9%. This increase was primarily due to the inclusion of the results of Pointille (the "California Division") which was acquired May 18, 1996, for the full 1997 quarter resulting in certain categories of the business experiencing significant growth in this quarter compared to the three months ended June 30, 1996. These were video/software packaging, which increased $896,000, or 36%, commercial printing, which increased $454,000, or 48%, and music/audio packaging which increased $263,000, or 16%. The growth in video/software packaging was primarily due to the increase in CD ROM packaging sales in the Company's New York and California offices as well as strong video sales in California. The base music/audio packaging sales have remained stable, with overall sales increase within this category coming from the California acquisition.

    On the downside, consumer product packaging sales decreased $562,000 or 18%, over the same period of the prior year while label sales were relatively flat for the three months ended June 30, 1997 compared to the same period of the prior year.

Gross profit

    Gross profit for the three months ended June 30, 1997 was $2,690,000 (24.3% profit margin), compared to $2,407,000 (23.7% profit margin) for the same period of the prior year, representing an increase of $283,000, or 12%. The majority of the increase was due to a 9% increase in sales offset by a slight decline in cost as a percentage of sales. The decrease in cost of goods as a percentage of sales was a result of manufacturing efficiencies from improved processes and the purchase of new equipment.


Selling, general and administrative expenses

    Selling, general, and administrative ("SG&A") expenses for the three months ended June 30, 1997 were $2,133,000 (19.2% of net sales), compared to $1,817,000
(17.9% of net sales) for the same period year ago, an increase of $316,000, or 17%. This increase in SG&A expenses was due in part to a full quarter of operating the California Office and the investment made to the Company's infrastructure in the form of additional personnel and capital investment to meet the long term growth strategy.


Interest expense

     Interest expense for the three months ended June 30, 1997 was $150,261, compared to $185,366 for the same period of the prior year. Interest expense includes interest on notes payable to the Company's bank lender and capital lease obligations on equipment. The lower interest rates provided by the new revolving credit agreement entered into on February 26, 1997 providing for borrowing at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 150 basis points; represents approximately a two percentage point decrease from the interest rate payable under the Company's prior revolving credit agreement for the same three month period last year. This was somewhat offset by increased capital based obligations.


Income taxes

    The provision for income taxes for the three months ended June 30, 1997 was $163,000, compared to $174,000 for the same period of the prior year, an decrease of $11,000, or 7%. This decrease was due a decline in the company's effective tax rate, from 43% in 1996 to 40% in 1997, slightly offset by the increase in pretax income.


Net income

    Net income for the three months ended June 30, 1997 was $245,000, compared to $231,000 for the same period of the prior year, an increase of $14,000, or 6%. This increase in net income was a result of the increase in sales, the improvement in gross profit margin, improved interest rates and a decline in the effective tax rate.

Six months ended June 30, 1997 compared to the six months ended June 30, 1996

Results of operations

Net sales

     Net sales for the six months ended June 30, 1997 were $22,263,000, compared to $18,456,000 for the same period for the prior year, representing an increase of $3,807,000, or 20.6%. This increase was primarily due to inclusion of the California Division for a full six month period in 1997. The categories of the business which experienced significant growth were video/software packaging, which increased $2,295,000, or 49%, commercial printing, which increased $936,000, or 53%, and consumer product packaging, which increased $839,000, or 22%, over the same six month period of the prior year. Music/audio packaging sales increased $582,000, or 19%.

    The segments of the business which actually took a downturn for the first six months in 1997 compared to the same period in 1996 were pharmaceutical/vitamin packaging sales, which decreased $580,000, or 24%, brokerage sales were down $479,000, or 33%, and label sales decreased $48,000, or 3%.


Gross profit

    Gross profit for the six months ended June 30, 1997 was $5,673,000 (25.5% profit margin), compared to $4,139,000 (22.4% profit margin) for the same period of the prior year, representing an increase of $1,534,291, or 37%. The increase was due to the increase in sales, a full six months results of the California Division and a decline in cost of goods sold as a percentage of sales. The year over year incremental sales contributed by the California Division increased June 1997 year to date gross profit by $580,000 compared to the same time period in 1996. The decrease in cost of goods sold as a percentage of sales was a result of manufacturing efficiencies resulting from improved processes and the purchase of equipment. The investment in more efficient equipment and the Company's work to improve processes resulted in a three percentage point decrease in cost of goods sold as a percentage of sales for the six months ended June 30, 1997.


Selling, general and administrative expenses

     Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 1997 were $4,126,000, compared to $3,340,000 for the same period of the prior year, an increase of $786,000, or 24%. This increase in SG&A expenses was due primarily to a full six months in 1997 of operating the California Division and the investment to the infrastructure of the Company in the form of additional personnel and capital investment to meet the Company's long term growth strategy.


Interest expense

           Interest expense for the six months ended June 30, 1997 were $300,000 compared to $405,000 for the same period in 1996, a decrease of $105,000 or 26%. This was due to the lower cost of borrowing achieved in the new revolving credit agreement entered into on February 26, 1997. Under this agreement, the Company is able to borrow funds at a rate of 150 basis points above LIBOR, which is approximately one percentage point lower than the Company's average borrowing rate for the first six months in 1996.

Income taxes

           The provision for income taxes for the six months ended June 30, 1997 was $499,000 compared to $187,000 for the same six month period in 1996, a increase of $312,000, or 167%. This increase is primarily due to the increase in pretax income, slightly offset by the decline in the effective tax rate from 43% in 1996 to 40% in 1997.

Net income

           Net income for the six month period ended June 30, 1997 was $749,000 compared to $248,000 for the same six month period in 1996, an increase of $500,969, or over 200%. This increase was principally driven by the increase in sales, improvement in manufacturing efficiencies, and the lower effective tax rate.

Liquidity and capital resources

    The primary source of cash for the Company's business has been cash flow from operations and borrowing under the Company's revolving credit agreement. As of June 30, 1997, the Company had working capital of $6,648,918. Net cash used in operating activities for the six months ended June 30, 1997 was ($26,361), due to the payment of income taxes previously deferred for the management of cash flow in 1996.

     The Company anticipates capital expenditures of $300,000 for the remainder of 1997, primarily for the purchases of manufacturing equipment to increase capacity and improve plant efficiencies. These capital expenditures do not include any amounts which may be paid in connection with the Company's potential acquisition of either of the two midwest printing companies.

     On February 26, 1997, the Company entered into a new revolving credit agreement (the "Credit Agreement") with Key Bank which allows for borrowings equal to 85% of eligible accounts receivable plus up to 70% of eligible inventory, not to exceed $10,000,000. As of June 30, 1997 the Company's eligible borrowing base was $8,088,358. The Credit Agreement is secured by substantially all of the unencumbered assets of the Company. The borrowing rate under the Credit Agreement is, at the option of the Company, either (i) LIBOR plus 125 to 175 basis points dependent upon the Debt Coverage Ratio or (ii) the Bank's Base Rate. The Credit Agreement also provides for a borrowing sublimit for acquisitions in an amount equal to the lessor of $3,000,000 or 25% of the Company's tangible net worth. The utilization of this sublimit must be in compliance with the Credit Agreement as a whole. As of June 30, 1997, the Company was in compliance with the covenants specified in the Credit Agreement.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Disc Graphics, Inc.
                                  (Registrant)

August 15 , 1997                  /s/ Donald Sinkin
     Date                         Donald Sinkin - President




August 15, 1997                   /s/ Margaret Krumholz
     Date                         Margaret Krumholz - Chief Financial Officer