Form 10-Q
period 1997-09-30
DISC GRAPHICS INC /DE/
filed 1997-11-14
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

[x] - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                   OR

[ ] - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        For the quarterly period from July 1, 1997 to September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                Yes [ X ]   No [   ]

As of September 30, 1997, 5,412,766 shares of the Registrant's Common Stock, par value $.01, were outstanding.

                               INDEX TO FORM 10-Q
                               ------------------

                                                                                                        Page
                                                                                                        ----

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996 ...............................3

Consolidated Statements of Income for the Three Months and Nine Months ended September 30, 1997 and 1996 .................................................................................................4

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 1997 and 1996 .................................................................................................5

Notes to Consolidated Financial Statements ...............................................................6

Management's Discussion and Analysis of Financial Condiition and Results of Operations ...................8

PART II - OTHER INFORMATION


Signatures   ............................................................................................11


                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 As of September 30, 1997 and December 31, 1996

                                                                      September 30,      December 31,
                                                                         1997               1996
                                                                       (unaudited)
                                                                      -------------      ------------
Assets
Current assets:
      Cash and cash equivalents                                         $     31,575      $     30,859
      Accounts receivable, net of allowance for doubtful accounts of
              $869,000 and $844,000, respectively                         11,590,009         9,055,995
      Inventories                                                          2,042,604         2,013,333
      Prepaid expenses and other current assets                              334,136           599,927
      Current maturities of notes receivable                                  17,394            85,014
      Deferred income taxes                                                  700,000           700,000
                                                                        ------------       -----------

                          Total current assets                            14,715,718        12,485,128

Plant and equipment, net                                                   8,853,547         8,254,920
Goodwill, net of amortization of $102,286 and $46,493, respectively        1,010,889         1,069,363
Security deposits and other assets                                           193,700           236,271
                                                                        ------------       -----------
                          Total assets                                   $24,773,854       $22,045,682
                                                                        ============       ===========
Liabilities and Stockholders' Equity
Current liabilities:
      Current maturities of equipment notes payable                      $   455,769     $     456,651
      Current portion, long-term debt                                        101,901            97,167
      Current maturities of capitalized lease obligations payable            811,463           692,852
      Accounts payable and accrued expenses                                5,901,012         5,282,571
      Income taxes payable                                                   383,305           954,088
                                                                          ----------       -----------
                          Total current liabilities                        7,653,450         7,483,329

Long-term debt                                                             1,556,615           515,234
Equipment notes payable, less current maturities                           1,557,710         1,902,838
Capitalized lease obligations payable, less current maturities             2,531,360         2,192,235
Deferred income taxes                                                        988,000           988,000
                                                                           ---------         ---------
                          Total liabilities                               14,287,135        13,081,636

Stockholders' equity:
      Preferred stock:
          $.01 par value; authorized 5,000 shares; no shares issued
              and outstanding                                                  -                 -
      Common stock:
          $.01 par value; authorized 20,000,000 shares;  issued
    5,429,757 and 5,378,518 outstanding                                       54,298            53,786
Additional paid in capital                                                 5,031,589         5,051,555
Retained earnings                                                          5,430,647         3,883,366
                                                                          10,516,534         8,988,707
Less: Treasury stock at cost,  10,295 and 8,710 shares at
September 30, 1997 and December 31, 1996 respectively                        (29,815)          (24,661)
                                                                          ----------        ----------
                          Total stockholders' equity                      10,486,719         8,964,046
                                                                          ----------        ----------
                          Total liabilities and stockholders' equity     $24,773,854       $22,045,682
                                                                          ==========        ==========

     See accompanying notes to unaudited consolidated financial statements

                              DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
 For the Three and Nine Months Ended September 30, 1997 and September 30, 1996
                                   (unaudited)


                                                   Three Months Ended              Nine Months Ended
                                               September 30,  September 30,  September 30,   September 30,

                                                    1997           1996            1997           1996
                                               -------------  -------------  -------------  -------------

Sales                                           $13,233,758    $12,773,183    $35,496,626    $31,229,022
Cost of sales                                     9,609,412      9,235,532     26,198,875     23,552,257
                                                -----------    -----------    -----------    -----------

  Gross Profit                                    3,624,346      3,537,651      9,297,751      7,676,765

Operating expenses:
  Selling and shipping                            1,029,066      1,072,468      2,997,188      2,560,719
  General and administrative                      1,089,780      1,046,703      3,247,596      2,898,678
                                                 ----------    -----------    -----------    -----------

  Operating income                                1,505,500      1,418,480      3,052,967      2,217,368


Interest expense, net                               174,541        242,017        474,169        606,062
                                                  ----------   -----------    -----------    -----------


Income before provision for income taxes          1,330,959      1,176,463      2,578,798      1,611,306

Provision for income taxes                          532,510        505,877      1,031,520        692,860

Net Income                                       $  798,499     $  670,586     $1,547,278     $  918,446
                                                 ==========     ==========     ==========     ==========

Net income per share                             $     0.15     $     0.13     $     0.29     $     0.18
                                                 ==========     ==========     ==========     ==========

Weighted average number of shares outstanding     5,412,766      5,029,599      5,400,661      4,996,988
                                                 ==========     ==========     ==========     ==========













          See accompanying notes to consolidated financial statements


                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1997 and 1996
                                   (unaudited)

                                                                         September 30,    September 30,
                                                                              1997            1996
                                                                         -------------    -------------
Cash flows from operating activities:
   Net income                                                              $ 1,547,278    $   918,446
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                            1,521,564      1,057,642
    Change in assets and liabilities, net of acquisition of
      business in 1996:
         Accounts receivable                                                (2,534,014)    (1,562,088)
         Inventory                                                             (29,271)       430,439
         Prepaid expenses and other current assets                             250,541        226,254
         Accounts payable and accrued expenses                                 618,441      1,438,126
         Income taxes payable                                                 (570,783)       321,415
         Security deposits and other assets                                     42,571       (269,312)
                                                                            ----------     ----------


         Net cash provided by operating activities                             846,327      2,560,922
                                                                            ----------     ----------

Cash flows from investing activities:
    Capital expenditures                                                    (1,037,569)      (109,993)
    Proceeds from sale of equipment                                             55,200           --
    Purchase of Pointille, Inc.                                                   --         (621,578)
                                                                            ----------      ---------

         Net cash used in investing activities                                (982,369)      (731,571)
                                                                            ----------      ---------

Cash flows from financing activities:
    Proceeds of  long-term debt, net of repayments                           1,046,115     (2,093,052)
    Payments of equipment notes payable                                       (346,011)      (362,025)
    Payments of  capital lease obligations                                    (609,040)      (657,082)
    Decrease in paid in capital                                                   --          (35,000)
    Payments of notes receivable                                                70,302         65,435
    Purchase of treasury stock                                                  (5,154)       (24,000)
    Expenses incurred in relation to the exchange offer                        (19,454)          --
                                                                             ---------     ----------

         Net cash used in financing activities                                 136,758     (3,105,724)
                                                                             ---------     ----------
Net  increase (decrease) in cash                                                   716     (1,276,373)
                                                                             ---------     ----------

Cash and cash equivalents, December 31                                      $   30,859    $ 1,309,677
                                                                             =========     ==========

Cash and cash equivalents, September 30                                     $   31,575    $    33,304
                                                                             =========     ==========





      See accompanying notes to unaudited consolidated financial statements


                      DISC GRAPHICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

Net Income Per Share
--------------------

    Net income per share is computed under the treasury stock method which assumes the exercise of all outstanding options and warrants which are dilutive. The computation of weighted average shares outstanding does not include incremental shares relating to outstanding options in which the exercise price of the options exceed the market price.

Amortization of Costs in Excess of Fair Market Value of Net Assets Acquired
---------------------------------------------------------------------------

    Costs in excess of fair market value of net assets acquired are being amortized over a period of 15 years by the straight-line method.

Inventories
-----------

    Inventories consist of the following:

                                      September 30,          December 31,
                                           1997                 1996
                                      -------------         -------------

              Raw materials           $  1,329,412          $  1,425,230
              Work-in-process              338,080               248,210
              Finished goods               375,112               339,893
                                      ------------          ------------

                                      $  2,042,604          $  2,013,333
                                      ============          ============


Note 2  - Acquisition

    On May 17, 1996, the Company acquired substantially all of the assets and certain liabilities of Pointille, Inc., a California based printing company ("Pointille", now operating as the Company's "California Division") , for $662,545 in cash, the issuance of 74,074 shares of the Company's Common Stock, and the issuance of a promissory note in the amount of $330,000 (principal and interest), payable in 36 equal monthly installments of principal and interest beginning on June 17, 1996 (the "Acquisition"). The Company recorded the value of the 74,074 shares of the Company's Common Stock issued at the estimated fair value at the date of Acquisition. The Acquisiton was accounted for using the purchase method of accounting and in accordance with generally accepted accounting principles.

         The allocation of the purchase price of Pointille was as follows:


Purchase price
         Cash                                    $  662,545
         Promissory Note                            299,708
         Receivable from former owner              (175,633)
         Common Stock                               175,000
         Transaction Costs                          154,236
                                                 ----------
                                                 $1,115,856

    Pointille's net asset value                           0
                                                 ----------
    Excess of cost over fair value of business
      acquired                                   $1,115,856
                                                 ----------




    These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) additional amortization expense due to goodwill resulting from the Acquisition and (ii) an increased interest expense due to cash borrowed under the Company's financing agreement with the bank for the payment of the purchase price and the repayment of Pointille's bank line of credit and notes payable (which was partially offset by Pointille's bank line of credit and notes payable). These unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the purchase been effected on January 1, 1996, nor of future results of operations of the consolidated entities. For purposes of pro forma and interim reporting, the financial information of Pointille, which was on a February 28 fiscal year, was adjusted to conform with the Company's reporting periods.

    The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Pointille as if the Acquisition had occurred January 1, 1996.

                                    1997              1996
                           (in thousands except per share amounts)

Net sales                          $35,497           $35,054
Net income                          $1,547              $818
Earnings per Common share             $.29              $.16

                               DISC GRAPHICS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------
    The following is a discussion of the consolidated financial condition and results of operation of Disc Graphics, Inc. ("Disc Graphics" or the "Company") for the three month period ended September 30, 1997 as well as the nine month period ended September 30, 1997. The discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Annual Report.

    On October 24, 1997, Disc Graphics, Inc. acquired (the "Indiana Acquisition") substantially all of the assets and certain liabilities of Benham Press, Inc., an Indiana corporation ("Benham"), pursuant to an Asset Purchase Agreement dated as of September 19, 1997, by and among the Company, Benham and the sole shareholder of Benham (the "Asset Agreement"). The purchase price consisted of approximately $130,000 in cash, 10,499 shares of the Company's common stock, $.01 par value per share ("Common Stock"), and the assumption of certain liabilities. The purchase price was paid with borrowings under the Company's bank loan agreement. This acquisition is anticipated to significantly increase Disc Graphics ability to serve present and potential customers in the Midwestern markets.

Three Months Ended September 30, 1997 Compared to the Three Months Ended
------------------------------------------------------------------------
  September 30, 1996
  ------------------
Results of operations
---------------------
Net sales
---------
    Net sales for the three months ended September 30, 1997 were $13,234,000, compared to $12,773,000 for the same period the prior year, representing an increase of $461,000, or 3.6%. Music/audio packaging grew of $106,000 or 4.4%. Video/entertainment software packaging was flat for the quarter with the decrease in the video market offset by the strong growth in computer software sales. Commercial printing grew $209,000 or 18.6%; this segment of the business will benefit most significantly from the Indiana Acquisition as substantially all of their work is commercial printing. Pharmaceutical sales improved by $300,000 or 29.9%. There was a slight decline in both consumer product packaging and label sales of $61,000 and $92,000 or 1.6% and 12.2% respectively.

Gross profit
------------
    Gross profit for the three months ended September 30, 1997 was $3,624,000 (27.4% profit margin), compared to $3,537,000 (27.7% profit margin) for the same period of the prior year, representing an increase of $86,000, or 2.4%. This increase was the result of the 3.6% increase in sales.

Selling, general and administrative expense
-------------------------------------------
    Selling, general, and administrative ("SG&A") expenses for both the three months ended September 30, 1997 and 1996 were $2,119,000. The continued focus on cost management has effectively offset increases in SG&A due to inflation and revenue growth.

Interest expense
----------------
    Interest expense for the three months ended September 30, 1997 was $170,000, compared to $244,000 for the same period of the prior year. Interest expense includes interest on notes payable to the Company's bank lender and capital lease obligations on equipment. The decrease in interest expense is due to approximatley a two percentage point decrease in the interest rates provided by the new revolving credit agreement entered into on February 26, 1997 with Key Bank (the "Credit Agreement") which provides for borrowing at a rate equal to the London Interbank Offered Rate (LIBOR) plus 150 basis points, versus the interest rate payable under the Company's prior revolving credit agreement for the same three month period last year. The lower interest expense due to the favorable rate was slightly offset by the increased capital investment, specifically in the California Division.

Income taxes
------------
    The provision for income taxes for the three months ended September 30, 1997 was $533,000, compared to $506,000 for the same period of the prior year, an increase of $27,000, or 5%. The decrease in the Company's effective tax rate, from 43% in 1996 to 40% in 1997, slightly offset the increase in pretax profit.

Net income
----------
    Net income for the three month period ended September 30, 1997 was $799,000, compared to $671,000 for the same period of the prior year, an increase of $128,000, or 19%. The increase in net income was the result of the 3.6% increase in sales, improvement in SG&A as a percentage of revenue, lower interest rates charged to the Company, and the decline in the effective tax rate charged to the Company.

Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996

Results of operations
---------------------
Net sales
---------
    Net sales for the nine months ended September 30, 1997 were $35,497,000, compared to $31,229,000 for the same period the of prior year, representing an increase of $4,268,000, or 13.7%. This increase was primarily due to the inclusion of the results of the California Division for a full nine month period in 1997. Music/audio packaging grew $727,000 or 13.4%. Video/entertainment software packaging increased $2,357,000 or 28.2%; this was both a function of the California Acquisition and continued growth in computer software offseting the softness in the video market. Commercial and consumer product packaging experienced growth of $1,173,000 and $375,000 or 40.8% and 4.2% respectively. Both pharmaceutical/vitamin packaging and label experienced slight declines of $244,000 and $120,000 or 7.1% and 5.6% respectively. For pharmaceutical/vitamin packaging the focus has shifted from segments with lower quality and margins to segments with higher quality and improved margins.

Gross profit
------------
    Gross profit for the nine months ended September 30, 1997 was $9,298,000 (26.2% profit margin), compared to $7,677,000 (24.6% profit margin) for the same period of the prior year, representing an increase of $1,621,000, or 21%. This increase was due to the 4% sales growth in the base business, the inclusion of the results of the California Division for the full nine month period of 1997, and the 1.6 percentage point improvement in the cost of sales as a percentage of revenue. This improvement in the cost of sales as a percentage of sales is the result of improved manufacturing efficiencies generated by capital investment in equipment.

Selling, general and administrative expense
-------------------------------------------
    Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 1997 were $6,244,000, compared to $5,459,000 for the same period of the prior year, an increase of $785,000, or 14%. This increase in SG&A expenses was due primarily to the inclusion of the results of the California Division for a full nine months in 1997 as well as the sales growth, inflation, and the investment in the infastructure of the Company in the form of additional personnel and capital investment in accordance with the Company's long-term growth strategy. Notwithstanding the foregoing investments, theSG&A as a percentage of sales only increased 0.1 percentage point for the nine months ended September 30, 1997 versus the same period in 1996.

Interest expense
----------------
           Interest expense for the nine months ended September 30, 1997 was $474,000 compared to $606,000 for the same period in 1996, a decrease of $132,000 or 22%. This decrease is due to the approximately one percentage point decrease in the interest rate under the credit agreement entered into on February 26, 1997 compared to the prior period. Under this agreement, the Company is able to borrow funds at a rate of 150 basis points above LIBOR.

Income taxes
------------
           The provision for income taxes for the nine months ended September 30, 1997 was $1,032,000 compared to $693,000 for the same nine month period in 1996, a increase of $339,000, or 49%. This increase is primarily due to the increase in pretax net income, slightly offset by a decline in the effective tax rate from 43% in 1996 to 40% in 1997.

Net income
----------
           Net income for the nine month period ended September 30, 1997 was $1,547,000 compared to $918,000 for the same nine month period in 1996, an increase of $629,0000 or 69%. This increase was principally driven by the increase in sales, improvement in manufacturing efficiencies, and the lower interest and effective tax rates.

Liquidity and capital resources
-------------------------------
    The primary source of cash for the Company's business has been cash flow from operations and borrowings under the Company's revolving credit agreement. As of September 30, 1997, the Company had working capital of $7,062,268. Net cash provided by operating activities for the nine months ended September 30, 1997 was $848,443, principally driven by the net income of the Company.

    Capital expenditures of $2,106,000 were primarily for the purchases of manufacturing equipment to increase capacity and improve plant efficiencies.

    On February 26, 1997, the Company entered into the Credit Agreement which allows for borrowings equal to 85% of eligible accounts receivable plus up to 70% of eligible inventory, not to exceed $10,000,000. As of September 30, 1997, the Company's eligible borrowing base was $8,160,505. The Credit Agreement is secured by substantially all of the unencumbered assets of the Company. The borrowing rate under the Credit Agreement is, at the option of the Company, either (I) LIBOR plus 125 to 175 basis points dependent upon the Debt Coverage Ratio or (ii) the Bank's Base Rate. The Credit Agreement also provides for a borrowing sublimit for acquisitions in an amount equal to the lessor of $3,000,000 or 25% of the Company's tangible net worth. The utilization of this sublimit must be in compliance with the Credit Agreement as a whole. As of September 30, 1997, the Company was in compliance with the covenants specified in the Credit Agreement.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Disc Graphics, Inc.
                                       -------------------
                                          (Registrant)





November 14 , 1997                     /s/ Donald Sinkin
------------------                     -------------------------
    Date                               Donald Sinkin - President






November 14, 1997                      /s/ Margaret Krumholz
-----------------                      --------------------------
    Date                               Margaret Krumholz - Chief
                                        Financial Officer