Form 10-K
period 1997-12-31
DISC GRAPHICS INC /DE/
filed 1998-03-31
CIK 904541

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     ------
                                    Form 10-K
                                   (Mark One)
[X] Annual report  pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the fiscal year ended December 31, 1997
                                       or
[ ] Transition  report  pursuant  to  Section  13 or  15(d) of the
            Securities Exchange Act of 1934 For the transition period
                              from _____ to _____

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

  Registrant's telephone number, including area code: (516) 234-1400

  Securities registered pursuant to Section 12(b) of the Act:

Title of Class                Name of each exchange on which registered
--------------                -----------------------------------------
  None                        None

Securities registered pursuant to Section 12(g) of the Act:

       Common Stock, $.01 par value
       Class A  Redeemable Common Stock Purchase Warrants

  Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

  At March 30, 1998, the aggregate market value of the voting stock held by non-affiliates of Registrant was approximately $9,117,554 based on the closing price of the Common Stock on the Nasdaq Stock Market on that date.

  At March 30, 1998, the Registrant had outstanding 5,440,256 shares of Common Stock, $.01 par value per share.

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

     On October 30, 1995, Disc Graphics, Inc., a New York corporation ("Old Disc"), merged with and into RCL. Following the merger, RCL changed its name to Disc Graphics, Inc, ("Disc Graphics, Inc." or the "Company"). Net Proceeds of the merger after the payment for the redemption of approximately 185,000 shares of Common Stock at $5.15 per share, in accordance with the terms of the original RCL offering, yielded proceeds to the Company of approximately $5,000,000. These proceeds were used primarily to reduce certain indebtedness of the Company and for working capital purposes.

  The merger has been treated for accounting and financial reporting purposes as a reverse merger of RCL into Old Disc. Accordingly, the Company's results of operations prior to October 30, 1995 are those of Old Disc. In addition, in connection with the merger, Disc Graphics, Inc. adopted a December 31 fiscal year.

General

  Disc Graphics, Inc., located in Hauppauge, New York, is a diversified manufacturer and printer of specialty packaging focused on the home video, pharmaceutical, music, entertainment software, publishing and cosmetics markets. Products include: pre-recorded video, CD-ROM and audio cassette packaging; folding cartons for pharmaceuticals and cosmetics; book jackets, posters, pressure sensitive labels and general commercial printing. Customers include software, CD-ROM and video distributors; vitamin, cosmetic and fragrance companies; major book publishers; and Fortune 500 companies.

     Disc Graphics, Inc.'s primary business strategies are: (1) to increase the Company's share of print and packaging sales within its primary markets, including music, home video, pharmaceutical, cosmetic, publishing and general consumer products; (2) to acquire other strategically-located specialty packaging and printing companies that serve geographic markets and industries near existing customers, as well as serve markets that will permit Disc Graphics, Inc. to offer a service and cost advantage over its competitors; and
(3) to develop innovative packaging designs and techniques for new and existing markets.

     Disc Graphics, Inc. is actively involved in investigating additional printing and packaging related business opportunities, including potential acquisitions similar to the acquisition of Benham Press, Inc. (Benham), a commercial printer, in October 1997. However, Disc Graphics, Inc. has not entered into any definitive agreement with respect to any such acquisition. In addition, there can be no assurance that Disc Graphics, Inc. will consummate any potential acquisition, or if completed, that any such acquisition will be profitable for Disc Graphics, Inc.

     Historically, Disc Graphics, Inc. has grown primarily through the development of new customers through its superior service and response capabilities and increases in orders from existing customers. In 1992, Disc Graphics, Inc. acquired Four Seasons Litho, Inc., a commercial printer with revenues of approximately $3 million per year; in 1996, Disc Graphics, Inc. acquired Pointille, Inc., a packaging printer with revenues of approximately $8 million per year and in 1997, Disc Graphics, Inc. acquired substantially all of the assets and certain liabilities of Benham and has since integrated each of their manufacturing facilities and sales/marketing programs into Disc Graphics. Disc Graphics, Inc. intends to continue and enhance its historic growth by acquiring strategically-located folding carton and printing companies, opening new facilities to serve regional U.S. markets, expanding Disc Graphics, Inc.'s product line and continuing ongoing internal expansion.

     Disc   Graphics,   Inc.'s   principal   executive   offices  and  principal
manufacturing operations are located at 10 Gilpin Avenue, Hauppauge, New York 11788. Its telephone number is (516) 234-1400.

Packaging/Printing Industry

     Approximately 65% of Disc Graphics, Inc.'s revenue in 1997 was derived from the manufacture and sale of paperboard folding cartons. An industry trade publication has estimated that in 1997 there were over 300 companies operating 473 folding carton manufacturing plants in the United States and the total revenues from the sale of folding cartons was approximately $5.1 billion, reflecting a 5.5% decline from 1996. The reduction in the number of folding carton plants and a decline in industry revenues reflects the loss of market share to alternative forms of packaging and a consolidation or closure of some U.S. plants.

     Folding carton manufacturers are divided into three main segments: integrated manufacturers (those owned by or affiliated with a paperboard mill), non-integrated or independent manufacturers, and in-plant or "captive" manufacturers which are owned directly by the end user. Disc Graphics, Inc.

generally competes with independent manufacturers. Disc Graphics, Inc. focuses on those markets that use the folding carton as part of a product's marketing. The promotional function of the carton may employ multiple colors, coatings, several printing techniques, stamping and other graphic design considerations. Disc Graphics, Inc. has concentrated in markets, such as the home video, software, cosmetics, music and pharmaceutical packaging markets, which utilize those techniques to a significant extent. Disc Graphics, Inc. has devoted substantial resources toward developing the specialized processes required in such markets.

     Disc Graphics, Inc.'s business includes commercial printing, book component printing and labels. Industry trade sources have estimated that the total United States commercial printing market in 1997 was approximately $78 billion. The industry is fragmented with many small printing companies serving regional markets. For example, within the New York City Metropolitan area, there are over 3,000 printing establishments with 76% having fewer than ten employees. Disc Graphics, Inc. is listed in the top 200 printers in the United States, based on revenues. Based on 1996 revenues, Disc Graphics, Inc. was ranked 142 in the top 500 printing companies in the United States by an industry trade publication.

Products

     Video/Entertainment Software Packaging
     --------------------------------------
     Disc Graphics, Inc. manufactures video packaging, including bottom load video sleeves, multi-packs and specialty items. Disc Graphics, Inc. has historically concentrated on the catalogue and special interest video/software markets. Disc Graphics Inc.'s catalogue customers typically have licensed or purchased products from major movie production studios. As in prior years, special interest video continues to be a growing segment of the market. Packaging for these videos is often sold to independent distributors and video tape duplicators. Through these distributors and duplicators Disc Graphics, Inc. has produced packaging for many Fortune 500 companies. Disc Graphics, Inc.'s west coast operation is producing video packaging for major film studios.

     Software packaging continues to be a growing segment of Disc Graphics, Inc. revenues. Disc Graphics, Inc. produces packaging for some of the largest entertainment software companies including GT Interactive Software and Activision. In addition, Disc Graphics, Inc. has made in-roads into the applications software market producing packaging for companies such as Computer Associates.

     Music/Audio Packaging
     ---------------------
     Disc Graphics, Inc. manufactures pre-recorded cassette packaging, such as insert or "J" cards, cassingles (cassettes with only one or a few songs), compact disc packaging, including tray cards and booklets, as well as audio book packaging and other printed materials for the music/audio industry.

     The music industry customers often require that packaging be produced quickly , often within days of placing an order. As an established and accepted music industry printer, Disc Graphics, Inc. has assembled a combination of skilled workers, advanced equipment, and production systems to meet these requirements.

     Disc Graphics, Inc. has long standing customer relationships with many of the major record companies in the United States and also manufactures packaging for major duplicators in the United States. Additionally, Disc Graphics, Inc. manufactures packaging for special interest and secondary markets. Many of the largest music/audio companies produce or distribute product from the mid-west region of the United States. The recent acquisition of Benham Press provides Disc Graphics, Inc. with a location in close proximity to many of these distribution centers.

     The other major segment of this market is audio publishing packaging. Disc Graphics, Inc. believes that it has a significant share of this market. Disc Graphics, Inc.'s principal customers include two of the largest publishers in this market. Disc Graphics, Inc. also manufactures packaging for self-help and specialty cassettes which are a growing portion of this market.

     Pharmaceutical/Vitamin Packaging
     --------------------------------
     Pharmaceuticals fall into two main categories: over-the-counter ("OTC") and prescription. Each category places specific requirements upon the graphics for the folding cartons and labels used. Disc Graphics, Inc. has emphasized the OTC side of the market, which requires the use of multi-color graphics to convey product identity and brand recognition. A large part of Disc Graphics, Inc.'s revenues for OTC-style cartons is for "private label" products, such as for large food and drug store chains which have their own house brands and other private label pharmaceutical manufacturers.

     Vitamin and nutritional supplements packaging is the other major portion of Disc Graphics, Inc.'s OTC carton business. Color graphics are also emphasized for vitamin packaging as the product lines have distinct vibrant colors. Sales of these cartons are made directly to several major vitamin manufacturers.

     Consumer Product Packaging
     --------------------------
     Disc Graphics, Inc. manufactures cartons and packaging for fragrances, skin lotions, pet products, food and other specialty packaging for this market. Those packagings may be the actual product carton or special point-of-purchase promotions for the major cosmetic companies or educational packages for pharmaceutical companies. Disc Graphics, Inc. sells packaging for this market both directly and through brokers representing national brands and private label companies.

     Commercial Printing
     -------------------
     In the area of commercial printing, Disc Graphics, Inc. prints brochures, posters, sell sheets and other promotional material. Disc Graphics, Inc. prints book jackets and covers, as well as children's books and "cut labels" for vitamin and food packaging.

     Labels
     ------
     Disc Graphics, Inc. prints labels on pressure sensitive stock that are die cut to a customer's specifications. The primary markets for labels are pharmaceuticals, vitamins, video packages (face and spine labels), pet products and specialty items. Labels are sold primarily to existing customers for packaging. Many video and folding carton orders include an order for the corresponding labels.

Marketing and Sales

     Disc Graphics, Inc.'s revenues are derived from several markets. The largest market as a percentage of total 1997 net sales, was video/entertainment software which accounted for approximately 30%; followed by consumer product packaging, which accounted for approximately 25%; next was music/audio packaging, which accounted for approximately 18%; then commercial printing, which accounted for approximately 12%; then pharmaceutical/vitamin packaging, which accounted for approximately 9%; and labels which accounted for approximately 6%.

     Disc Graphics, Inc.'s sales are primarily the result of direct solicitation by its executive officers and full-time sales people. Disc Graphics, Inc.'s package engineering staff assists customers with new package design and development. Because Disc Graphics, Inc. has a short cycle time, it has a small order backlog, with most orders processed and delivered in one to four weeks. For additional information concerning the Company's customers and its lines of business, see the Consolidated Financial Statements and Notes thereto located elsewhere in this Annual Report.

Seasonality

     Historically, Disc Graphics, Inc.'s revenues have been moderately seasonal. In the last two quarters of 1997 and 1996, Disc Graphic, Inc.'s revenues were approximately 54% and 56% of annual sales, respectively. This seasonality is primarily the result of certain markets which Disc Graphics, Inc. services, such as music/audio packaging, video/entertainment software packaging and consumer product packaging, which require that products be produced and shipped between August and October for sale during the Christmas holiday season. As these three categories account for approximately 74% of Disc Graphics, Inc.'s sales in 1997, the revenues of Disc Graphics, Inc. are typically greater in the last six months of the calendar year versus the first six months.

Competition

     Disc Graphics, Inc. competes with a small number of printed paperboard packaging companies within each of its markets. In the music, video and software industries, Disc Graphics, Inc. has five major competitors, the largest of which is Shorewood Packaging Corporation. These industries require high quality packaging with rapid turnaround time at competitive pricing. Those competitive factors are also evident in the Company's other markets. Disc Graphics, Inc. believes that its ability to perform all aspects of the manufacturing process in-house is an important factor in maintaining and improving its competitive position.

     While Disc Graphics, Inc. believes its present competitive position is strong, there can be no assurance that this will not change. Several of Disc Graphics, Inc.'s competitors have financial resources that are greater than Disc Graphics, Inc.'s. In addition, because Disc Graphics, Inc. supplies packaging to consumer industries, it is also subject to the competitive forces affecting its customers.

Employees

     As of  February  15,  1998,  Disc  Graphics,  Inc.  had  approximately  456 employees. 304 of these employees are located in the Company's Hauppauge, New York facility, with 246 serving in manufacturing capacities and 58 serving in selling and administrative capacities. Eighty-five employees are located in the Company's Burbank, California facility, with 75 serving in manufacturing capacities and 10 serving in selling and administrative capacities. Twenty-four employees are located in the Company's Rockaway, New Jersey facility, with 21 serving in manufacturing capacities and 3 serving in selling and administrative capacities. Forty-three employees are located in the Company's Indianapolis, Indiana facility, with 30 serving in manufacturing capacities and 13 serving in selling and administrative capacities. A majority of the manufacturing employees located in Burbank, California facility are represented by a labor union. Disc Graphics, Inc. considers its relationship with its employees to be satisfactory.

Materials

     Disc Graphics, Inc. uses a variety of raw materials. The most significant types of raw material utilized are paperboard, paper, label paper, ink coating, films and plates. These materials are purchased from a variety of suppliers with several alternate sources for each. Although the supply of paper and paperboard over the past several years has been limited, resulting in industry wide shortages and price increases, Disc Graphics, Inc. has been successful in obtaining adequate materials to satisfy all sales orders, and does not anticipate any significant difficulties in obtaining supplies of such materials in the future. There are no assurances, however, that Disc Graphics, Inc. will not encounter difficulty in obtaining supplies of such material to fulfill its requirements.

Equipment

     Disc  Graphics,  Inc. owns or leases  various  manufacturing,  computer and
other   equipment  used  in  the   manufacture  of  its  products  and  for  its
administrative support.

Regulation

     Disc Graphics, Inc.'s activities are subject to various environmental, health and employee safety laws. Disc Graphics, Inc. has expended resources, both financial and managerial, to comply with applicable environmental, health and worker safety laws in its operations and at its facilities and anticipates that it will continue to do so in the future. Compliance with environmental laws has not historically had a material effect on Disc Graphics, Inc.'s capital expenditures, earnings or competitive position, and Disc Graphics, Inc. does not anticipate that such compliance will have a material effect on Disc Graphics, Inc. in the future. Although Disc Graphics, Inc. believes that it is generally in compliance with all applicable environmental, health and worker safety laws, there can be no assurance that additional costs for compliance will not be incurred in the future or that such costs will not be material.

Current Directors and Executive Officers of the Company

     Donald Sinkin is Chairman of the Board, Chief Executive Officer and President of the Company.

     Stephen Frey is a Director and Vice President of Operations of the Company.

     John Rebecchi is a Director and Vice President of Sales & Marketing of the Company.

     Daniel Levinson is a Director of the Company and is the founder of Colt Capital Group. Mr. Levinson is a director of several private companies.

     Seymour W. Zises is a Director of the Company and is President and Chief Executive Officer of Family Management Corporation and President and Chief Executive Officer of Forest Hill Capital Corporation. Mr. Zises is also a director of Specialty Retail Group, Inc. and several other companies.

     Mark L. Friedman is a Director of the Company, and is counsel to the New York law firm of Baer Marks & Upham, LLP.

     Margaret M. Krumholz is Chief Financial Officer of the Company.

ITEM 2.   Properties

     Disc Graphics, Inc.'s executive offices, primary manufacturing facility and its warehouse are located in Hauppauge, New York. The executive offices and manufacturing plant are part of a leased 55,000 square foot facility. The monthly lease payment for such executive office and manufacturing space is $29,000 and the lease terminates on December 31, 2007. The facility is owned by certain principals of Disc Graphics, Inc. through a limited partnership and Disc Graphics, Inc. believes that the lease terms were and are at least as favorable to Disc Graphics, Inc. as the lease terms which could have been obtained from unaffiliated third parties for similar office, manufacturing and warehouse space. Disc Graphics, Inc.'s warehouse facility is a building adjacent to its executive offices of which 40,000 square feet is occupied by Disc Graphics, Inc. The monthly lease payment for the warehouse is $12,500 and the lease terminates on August 31, 1998. Disc Graphics, Inc. also leases an office in Manhattan. The monthly lease payment for the office is $2,800 and the lease terminates on August 9, 1998. Disc Graphics, Inc. also maintains an 8,400 square foot printing facility in Rockaway, New Jersey. The monthly lease payment for the New Jersey facility is $3,458 and the lease terminates on June 13, 1998. Disc Graphics, Inc. leases a 30,000 square foot manufacturing facility in Burbank, California. The monthly lease payment for the California facility is $17,400 and the lease terminates on May 18, 1998. Disc Graphics, Inc. also owns a 27,000 square foot manufacturing facility in Indianapolis, Indiana. The monthly mortgage payment for this facility is $8,253 and terminates on February 1, 2008. Management of Disc Graphics, Inc. believes that the facilities are adequate to meet current operational needs.

ITEM 3.   Legal Proceedings

     From time to time, Disc Graphics, Inc. is a party to certain lawsuits that arise in the conduct of its business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that, if adversely determined, the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition or results of operations of Disc Graphics, Inc.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the year ended December 31, 1997, there were no matters submitted to a vote of the Disc Graphics, Inc. security holders through the solicitation of proxies or otherwise.

                                     PART II

     ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     (a)  Price Range of Common Stock

     Since May 28, 1996, the Company's Common Stock, par value $.01 per share (the "Common Stock"), has been authorized for trading on the Nasdaq SmallCap Market under the symbol DSGR. From October 31, 1995 to May 28, 1996, Disc Graphics, Inc.'s Common Stock was listed on the American Stock Exchange under the symbol DGI The table set forth below contains the range of the high and low closing bid prices on the Nasdaq SmallCap Market for the quarters ended September 30, 1996, December 31, 1996, March 31, 1997, June 30, 1997, September 30, 1997, and December 31, 1997. The prices for the quarters ended March 31, 1996 and June 30, 1996 are the high and low closing sales prices on the American Stock Exchange.

     The Company's Class A Warrants are currently authorized for trading on the Nasdaq SmallCap Market under the symbol DSGRW. From October 31, 1995 to May 28, 1996, the Class A Warrants were quoted and traded on the OTC Bulletin Board under the symbol DSGRW. The table set forth below contains the range of the high and low closing bid prices on the Nasdaq SmallCap Market for the quarters ended September 30, 1996, December 31, 1996, March 31, 1997, June 30, 1997, September 30, 1997 and December 31, 1997. The prices of the Class A Warrants for the quarters ended March 31, 1996 and June 30, 1996 are the high and low bid quotations on the OTC Bulletin Board. The OTC Bulletin Board quotations represent prices between dealers and do not include retail mark up, mark down or commission. They do not necessarily represent actual transactions.

                           Common Stock             Class A Warrants
                           High      Low            High          Low
                           ----      ---            ----          ---
Quarter Ended
-------------
     March 31, 1996       $4.250    3.313          .813          .438
     June 30, 1996         3.938    2.628          .750          .375
     September 30, 1996    2.938    1.688          .375          .125
     December 31, 1996     2.750    2.125          .250          .125
     March 31, 1997        3.188    2.188          .125          .438
     June 30, 1997         3.625    2.625          .313          .688
     September 30, 1997    4.000    2.875          .313          .813
     December 31, 1997     5.000    3.750          .500          .875

     On March 19, 1998, the closing bid prices for the Common Stock and the Class A Warrants were $4.50 and $.5625, respectively.

     (b)  Holders of Common Stock

     As of March 26, 1998, there were 52 holders of record and approximately 500 beneficial owners of the Common Stock and 3 holders of record of Class A Warrants.

     (c)  Dividends

     The Company has not paid any cash dividends on its Common Stock since its inception. The payment of dividends in the future will be contingent upon Disc Graphics, Inc.'s revenues and earnings, capital requirements and general financial condition and any other factors deemed relevant by the Disc Graphics, Inc. Board of Directors. Disc Graphics, Inc. presently intends to retain all earnings for use in Disc Graphics, Inc.'s business operations and to further the growth of Disc Graphics' business. Accordingly, the Disc Graphics, Inc. Board of Directors does not anticipate declaring any dividends in the foreseeable future.

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

                             SUMMARY FINANCIAL DATA
                    (In thousands, except per share amounts)

                             Year Ended December 31,
---------------------------------------------------------------------------------
                                1997      1996       1995       1994       1993
---------------------------------------------------------------------------------
Income statement data:
Sales                         $48,445    $42,575    $36,149    $30,550    $26,651
Gross profit                   12,693     10,911      7,481     6,797       5,819
Operating expenses              8,483      7,612      5,733     5,020       4,559
Income from operations          4,210      3,299      1,748     1,777       1,260
Interest expense                  612        764        838       837         697
Net income                      2,159      1,454        501       502         215
Net income per common share
     Basic                       0.40       0.29       0.18      0.22        0.10
     Diluted                     0.40       0.29       0.18      0.22        0.10
Weighted average number
 of shares outstanding
     Basic                      5,387      5,091      2,714     2,247       2,247
     Diluted                    5,397      5,098      2,714     2,247       2,247


                               As of December 31,
---------------------------------------------------------------------------------
                                1997      1996       1995       1994       1993
---------------------------------------------------------------------------------

Balance sheet data:
Total assets                  $26,747    $22,046     18,604   $14,048     $12,831
Current liabilities             7,141      7,483      3,934     4,835       4,257
Long term liabilities           8,494      5,598      7,243     6,933       6,796
Stockholders' equity           11,112      8,964      7,427     2,280       1,778

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------
       The following is a discussion of the consolidated financial condition and results of operations of the Company for the three year period ended December 31, 1997. The discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in this Annual Report.

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

Pointille Acquisition
---------------------
       On May 18, 1996, the Company, acquired (the "California Acquisition") substantially all of the assets and certain liabilities of Pointille, Inc., a California corporation ("Pointille") pursuant to an asset purchase agreement dated as of May 17, 1996, by and among the Company, Pointille and the sole shareholder of Pointille (the "Asset Purchase Agreement"). The purchase price consisted of $662,545 in cash, 74,074 shares of the Company's common stock, a promissory note in the amount of $330,000, payable in 36 equal monthly installments of principal and interest beginning on June 16, 1996, and transaction costs. This was offset by a receivable from the former owner of $175,633, which was $55,268 at December 31, 1997. The California Acquisition was recorded using the purchase method of accounting and accordingly, the results of Pointille's operations are included in the company's results of operation from May 18, 1996. The goodwill related to Pointille was approximately $993,000 at December 31, 1997.

Benham Acquisition
------------------
       On October 24, 1997, the Company acquired substantially all of the assets and certain liabilities of Benham Press, Inc., an Indiana based printing company ("Benham"), for $128,781 in cash, the issuance of 10,499 shares of the Company's common stock and the assumption of certain liabilities associated with outstanding borrowing under a line of credit agreement and notes payable of approximately $2,637,000. The Company liquidated such liabilities with additional borrowings under the Company's line of credit. The Company recorded the value of the 10,499 shares of common stock at the estimated fair value at the date of Acquisition. The results of operations of Benham have been included in the accompanying financial statements from the date of acquisition through December 31, 1997. The acquisition was accounted for using the purchase price method of accounting in accordance with generally accepted accounting principles. Goodwill amortization amounted to $5,325 for the year ended December 31, 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------
Net Sales
---------
     Net sales for the year ended December 31, 1997 were $48,445,000 compared to $42,575,000 for the same period the prior year, representing an increase of $5,870,000 or 14%. This increase was primarily due to the California Division, which accounted for approximately $3,786,000 of the increase in net sales. The categories of the business which experienced significant growth were video/software packaging, which increased $2,714,000 or 22%, followed by commercial which increased $1,764,000 or 45%; music/audio which increased $1,301,000 or 17%; consumer product packaging increased $566,000 or 5%. There continues to be strong growth in both CD-ROM and video sales. As expected, the Company has been better positioned over the past year to compete in these segments of the west coast markets. As a result, $1,722,000 or 29% of the Company's increased net sales were from the additional video/software packaging sales at the California facility.

       Both the California and Indiana Acquisitions have contributed significantly to the growth in commercial sales. The Indiana facility is primarily engaged in commercial printing, contributing over $600,000 in sales since October 24, 1997. The music/audio category continues to grow in the New York and California facilities. Indiana also added to this category with over $100,000 in sales over the two months.

       Both pharmaceutical/vitamin packaging and label sales experienced a slight decrease of $362,000 or 8% and $113,000 or 4%, respectively. This was a result of the Company's continued focus to grow earnings by concentrating on more profitable accounts within these business categories.

Gross Profit
------------
       Gross profit for the year ended December 31, 1997 was $12,693,000 (a 26.2% profit margin) compared to $10,911,000 (a 25.6% profit margin) for the prior year representing an increase of $1,782,000 or 16%. The increase was due primarily to the reduction in costs of goods sold as a percentage of revenue, increased sales volume and both the California Acquisition and Indiana Acquisition. The Company has continued to focus on improving manufacturing processes and capital investment of more efficient equipment. This strategy has resulted in improved gross profit margins at all facilities during the twelve months ended December 31, 1997. This focus has enabled the Company to remain competitive, as well as improve profitability.

Selling, General and Administrative Expenses
--------------------------------------------
       Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1997 were $8,483,000 (17.5% of net sales) compared to $7,612,000
(17.9% of net sales) for the prior year, an increase of $871,000, or 11%. This increase was due primarily to revenue related expenses (such as freight to customers and commissions) and costs associated with both the California and Indiana facilities. These increases were offset by a decline in professional fees which were renegotiated effective January 1, 1997. The Company will continue to focus on reducing SG&A costs through synergies among facilities, thus leveraging the fixed cost base with business growth.

Interest Expense
----------------
       Interest expense for the year ended December 31, 1997 was $612,000, compared to $764,000 for the prior year. Interest expense includes interest on notes payable to the Company's former bank lender in addition to capital lease obligations on equipment. The decline in interest expense was primarily related to the improved borrowing rate under the new Credit Agreement as compared to the rate under the former Financing Agreement.

Income Taxes
------------
       The provision for income taxes for the year ended December 31, 1997 increased primarily due to the increase in pretax income of $1,063,000 and offset by a decrease in the effective tax rate from 42.6% in 1996 to 40.0% in 1997.

Net Income
----------
       Net income for the year ended December 31, 1997 was $2,159,000 compared to $1,454,000 for the prior year, an increase of $705,000, or 48%. This increase was a result of an increase in net sales of approximately 14% along with the gross profit improvement at all facilities with a total improvement of 0.6 percentage points of sales. Management's continued focus on cost reductions resulted in savings in professional fees and interest expenses. The Company's strategy of growing revenue both internally and through acquisitions coupled with cost reduction projects and investments has resulted in strong earnings growth in 1997 compared to 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------
       Net Sales
       ---------
     Net sales for the year ended December 31, 1996 were $42,575,000 compared to $36,149,000 for the same period the prior year, representing an increase of $6,426,000 or 18%. This increase was primarily due to the California Acquisition, which accounted for net sales of approximately $4,542,000. The categories of the business which experienced significant growth were video/software packaging, which increased $2,947,000 or 32%, and consumer product packaging which increased $2,089,000 or 22%. Approximately half of the growth in video/software packaging was a result of an increase in CD-ROM packaging sales. Management believes that the California Acquisition positions Disc Graphics, Inc. to compete more aggressively in the west coast markets and that this should be beneficial as it relates to the entertainment segment (i.e. video/software and music/audio packaging) and CD-ROM packaging segment of Disc Graphics, Inc.'s business.

       Sales of music/audio packaging, commercial printing and labels also increased by 10%, 24% and 6%, respectively over sales for the prior period. The negative effect on the Company from the recent downturn in the music industry's cassette segment was greatly offset by the strong music and audio packaging sales in the newly acquired California facility. Pharmaceutical/vitamin packaging sales experienced a slight decrease of $219,000 or 5%, compared with the comparable period of the prior year. This was a result of a change in the Company's focus to growing earnings, thereby concentrating on more profitable segments within this business category.

       Gross Profit
       ------------
       Gross profit for the year ended December 31, 1996 was $10,911,000 (a 26% profit margin) compared to $7,481,000 (a 21% profit margin) for the prior year, representing an increase of $3,430,000. The increase was due primarily to the reduction in costs of goods sold as a percentage of revenue, increased sales volume and the California Acquisition. The California Acquisition resulted in an increase in gross profit of $640,000. The decrease in cost of goods sold was a result of manufacturing efficiencies attributable to improved processes and equipment. The investment and focus on more efficient equipment and improved processes resulted in a five percentage point decrease in cost of goods sold as a percentage of sales for the twelve months. The Company continues to focus on opportunities within manufacturing to reduce costs.


Selling, General and Administrative Expenses
--------------------------------------------
       Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1996 were $7,612,000 (17.9% of revenue) compared to $5,733,000
(15.9% of revenue) for the prior year, an increase of $1,879,000, or 33%. This increase was due primarily to revenue related expenses (such as freight to customers and commissions), professional fees, the cost of insurance related to the Company's public status and costs associated with operation of the newly acquired California facility .

       In the fourth quarter of 1996, the company instituted a program to reduce SG&A expenses by integrating the California Acquisition and renegotiating professional fees. The continuing focus will be to leverage the Company's current fixed cost base with future growth in the business.

Interest Expense
----------------
       Interest expense for the year ended December 31, 1996 was $764,000, compared to $838,000 for the prior year. Interest expense includes interest on notes payable to the Company's former bank lender in addition to capital lease obligations on equipment. The decline in interest expense was related to the decrease in indebtedness from the utilization of the Merger proceeds.

Income Taxes
------------
       The provision for income taxes for the year ended December 31, 1996 increased primarily due to the increase in pretax income of $1,666,000 and a slight increase in the effective tax rate from 42.4% in 1995 to 42.6% in 1996.

Net Income
----------
       Net income for the year ended December 31, 1996 was $1,454,000 compared to $501,000 for the prior year, an increase of $953,000, or 190%. This increase was a result of an increase in net sales of approximately 18% along with the management of manufacturing costs resulting in cost of goods sold declining as a percentage of net sales from 79.3% in 1995 to 74.4% in 1996. Although the California Acquisition resulted in a positive impact in net sales there was only a break-even effect on net income. Management believes that the Company's strategy of focusing on cost reductions, margin improvement and earnings along with the historical growth in revenue resulted in significant improvement in the income in 1996 compared to 1995.

Liquidity and Capital Resources
-------------------------------
       The primary sources of cash for Disc Graphics, Inc.'s business activities have been cash provided from operations, borrowings under the financing agreements with its current bank lender (the "Credit Agreement") and proceeds from the merger RCL and Old Disc. As of December 31, 1997, Disc Graphics, Inc. had working capital of $7,434,000 compared to $5,002,000 as of December 31, 1996. This increase was due primarily to the increase in accounts receivable and decrease in accrued expenses and income taxes payable.

       Net cash provided by operating activities for the year ended December 31, 1997 was $1,854,000 compared to $5,309,000 from the prior year. Cash used in investing activities were primarily for capital expenditures.

       Capital expenditures have been primarily for purchases of manufacturing equipment, building and building improvements, and the purchase of furniture and fixtures. Capital expenditures in 1997 were $2,420,000 as compared to $782,000 in 1996. In 1997, the Company invested in several higher speed and more technologically advanced pieces of equipment to upgrade the throughput and quality.

          On February 26, 1997 the Company entered into a new revolving credit agreement (the "Credit Agreement") with a different bank which allows for borrowings equal to 85% of eligible accounts receivable plus up to 70% of eligible inventory, not to exceed $10,000,000. The credit agreement is secured by substantially all of the unencumbered assets of the Company. The borrowing rate under this agreement is either (i) LIBOR plus 125 to 175 basis points depending on the Debt Coverage Ratio or (ii) the Bank's Base Rate 8.5% per annum at December 31, 1997). The Credit Agreement also provides for a borrowing sublimit for acquisitions in an amount equal to the lesser of $3,000,000 or 25% of the Company's tangible net worth. The utilization of this sublimit must be in compliance with the Credit Agreement as a whole. The Company utilized approximately $2.7 million of the sublimit for the Indiana Acquisition. The Credit Agreement contains certain covenants which require Disc Graphics, Inc. to satisfy certain performance criteria, net worth levels and debt service ratios. At December 31, 1997, Disc Graphics, Inc. was in compliance with all the covenants. At December 31, 1997, Disc Graphics, Inc. had approximately $7,240,000 available for borrowing under the Credit Agreement.

       Inflation and Seasonality
       -------------------------
       The Company has experienced increases in variable and fixed costs. The Company has managed to reduce the impact of these cost increases by obtaining certain volume discounts through the purchase of larger quantities of raw material and introducing a new process to certain customers which provides high quality products at a lower cost.

       In addition, despite inflationary increases in direct labor, the Company has managed through more efficient equipment to continue to reduce the cost of labor as a percentage of revenues. The Company, like its competitors, has whenever possible passed on increased costs by way of increased pricing in various markets.

       Historically, a portion of Disc's business has been moderately seasonal. The requirements of the home video, music and cosmetic markets for products to be delivered for the Christmas holiday season generally causes an increase in sales from August through October.

New Accounting Standards
------------------------
       In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items and unrealized gains and losses on investments in equity securities. Reclassifications of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this Statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard effective December 1, 1999, as required.

       In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements disclosures. The Company will adopt this accounting standard effective December 1, 1999, as required.

Year 2000 Date Conversion
-------------------------
       On March 1, 1997, the Company implemented a fully integrated computer system. In preparing the system-specification for vendor selection, the Company required that the system be Year 2000 compliant. The newly implemented software uses a five-byte numeric field compared to the standard two-byte numeric field. Consequently, the software does accommodate century rollovers. The Company does not anticipate any issues relating to Year 2000 system requirements. The Company continues to assess the impact, if any, to its vendors and customers.

ITEM 8.   Financial Statements and Supplementary Data
                                                                            Page
                                                                            ----
Consolidated Financial Statements - Disc Graphics and Subsidiaries
Independent Auditors' Report...............................................   19
Consolidated Balance Sheets as of December 31, 1997 and 1996...............   20
Consolidated Statements of Income for the years ended December 31,
  1997, 1996, and 1995.....................................................   21
Consolidated Statements of Stockholders' Equity for
  the years ended December 31, 1997, 1996, and 1995........................   22
Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995........................................   23
Notes to Consolidated Financial Statements.................................   24

                             DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                       Consolidated Financial Statements

                           December 31, 1997 and 1996

                  (With Independent Auditors' Report Thereon)

KPMG PEAT MARWICK LLP




                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
  and Stockholders
Disc Graphics, Inc.


We have audited the accompanying consolidated balance sheets of Disc Graphics, Inc. and subsidiaries as of December 31, 1997, and 1996, and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Disc Graphics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Jericho, New York
January 28, 1998

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                          Assets                                     1997           1996
                          ------                                     ----           ----
Current assets:
  Cash and cash equivalents                                      $    31,753        30,859
  Accounts receivable, net of allowance for doubtful accounts of
    $1,162,000 and $844,000, respectively                         11,698,364     9,055,995
  Inventories                                                      1,906,694     2,013,333
  Prepaid expenses and other current assets                          345,701       599,927
  Current maturities of notes receivable                              43,958        85,014
  Deferred income taxes                                              549,000       700,000
                                                                 -----------    ----------
             Total current assets                                 14,575,470    12,485,128

Property, plant and equipment, net                                10,510,266     8,254,920

Goodwill                                                           1,379,408     1,069,363
Security deposits and other assets                                   281,503       236,271
                                                                 -----------    ----------
             Total assets                                        $26,746,647    22,045,682
                                                                 ===========    ==========
           Liabilities and Stockholders' Equity
           ------------------------------------
Current liabilities:
  Current maturities of equipment notes payable                      451,403       456,651
  Current portion, long-term debt                                    103,530        97,167
  Current maturities of capitalized lease obligations payable      1,069,209       692,852
  Accounts payable                                                 2,281,609     2,088,473
  Accrued expenses                                                 2,725,463     3,194,098
  Income taxes payable                                               509,927       954,088
                                                                 -----------    ----------
             Total current liabilities                             7,141,141     7,483,329

Long-term debt, less current maturities                            2,805,113       515,234
Equipment notes payable, less current maturities                   1,447,860     1,902,838
Capitalized lease obligations payable, less current maturities     3,492,857     2,192,235
Deferred income taxes                                                748,000       988,000
                                                                 -----------    ----------
             Total liabilities                                    15,634,971    13,081,636

Commitments and contingencies

Stockholders' equity:
  Preferred stock:
    $.01 par value; authorized 5,000 shares; no shares issued
    and outstanding                                                     -             -
  Common stock:
    $.01 par value; authorized 20,000,000 shares; issued
    5,440,256 in 1997 and 5,378,518 in 1996                           54,403        53,786
  Additional paid-in capital                                       5,044,934     5,051,555
  Retained earnings                                                6,042,154     3,883,366
                                                                 -----------    ----------
                                                                  11,141,491     8,988,707
Less:
  Treasury stock, 10,295 and 8,710 common shares
     in  1997 and 1996, respectively                                 (29,815)      (24,661)
             Total stockholders' equity                           11,111,676     8,964,046
                                                                 -----------    ----------
             Total liabilities and stockholders' equity          $26,746,647    22,045,682
                                                                 ===========    ==========

See accompanying notes to consolidated financial statements.

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1997, 1996 and 1995

                                                 1997        1996       1995
                                                 ----        ----       ----
     Sales                                   $48,444,890  42,575,120  36,149,096
     Cost of sales                            35,751,899  31,663,934  28,668,506
                                             -----------  ----------  ----------
            Gross profit                      12,692,991  10,911,186   7,480,590

     Operating expenses:
       Selling and shipping expenses           4,426,729   3,682,886   2,775,768
       General and administrative expenses     4,056,293   3,929,521   2,957,253
                                              ----------   ---------   ---------
            Operating income                   4,209,969   3,298,779   1,747,569

     Interest expense, net                       612,181     763,793     838,263
     Loss on disposal of equipment                    -           -      (40,777)
                                              ----------   ---------   ---------
     Income before provision for income taxes  3,597,788   2,534,986     868,529

     Provision for income taxes                1,439,000   1,081,000     368,000
                                              ----------   ---------   ---------
            Net income                        $2,158,788   1,453,986     500,529
                                              ==========   =========   =========
            Net income per share:
               Basic                          $      .40         .29         .18
                                              ==========   =========   =========
               Diluted                        $      .40         .29         .18
                                              ==========   =========   =========

       Weighted average shares outstanding:
               Basic                           5,387,240   5,090,810   2,714,229
                                              ==========   =========   =========
               Diluted                         5,397,130   5,097,566   2,714,229
                                              ==========   =========   =========

     See accompanying notes to consolidated financial statements.

                              DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996 and 1995

                                                                      Additional
                              Preferred stock     Common stock          paid in    Retained       Treasury
                              Shares   Amount    Shares     Amount       capital    earnings       stock       Total
                              ------   -------   ------     ------       -------    --------       -----       -----
Balance, December 31, 1994         -  $     -   2,247,120   $22,471      328,304    1,928,851          -     2,279,626

Shares issued in connection with
  Disc/RCL Merger                  -        -   2,715,068    27,151    4,619,815            -          -     4,646,966

Net income                         -        -           -         -            -      500,529          -       500,529
                              ------  -------   ---------   -------    ---------     --------      ------    ---------
Balance, December 31, 1995         -        -   4,962,188    49,622    4,948,119    2,429,380          -     7,427,121

Additional expenses in connection
  with Disc/RCL Merger             -        -           -         -      (35,000)           -          -       (35,000)

Shares issued in connection with
  an acquisition                   -        -      74,074        741     174,259            -          -       175,000

Purchase of treasury stock         -        -           -          -           -            -    (24,661)      (24,661)

Purchase of warrants               -        -           -          -     (32,400)           -          -       (32,400)

Additional common shares issued in
  connection with Disc/RCL Merger  -        -     342,256      3,423      (3,423)           -          -             -

Net income                         -        -           -          -           -    1,453,986          -     1,453,986
                              ------   ------   ---------    -------   ---------    ---------     ------    ----------
Balance, December 31, 1996         -        -   5,378,518     53,786   5,051,555    3,883,366    (24,661)    8,964,046

Shares issued in connection with
  an acquisition                   -        -      10,499        105      37,395            -          -        37,500
Shares issued in connection with
  warrant exchange offer           -        -      51,239        512     (44,016)           -          -       (43,504)

Purchase of treasury stock         -        -           -          -           -            -     (5,154)       (5,154)
Net income                         -        -           -          -           -    2,158,788          -     2,158,788
                              ------   ------   ---------   --------   ---------    ---------     ------    ----------
Balance, December 31, 1997         -   $    -   5,440,256   $ 54,403   5,044,934    6,042,154    (29,815)   11,111,676
                              ======   ======   =========   ========   =========    =========     ======    ==========

See accompanying notes to consolidated financial statements.

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                                                        1997        1996             1995
                                                        ----        ----             ----
Cash flows from operating activities:
  Net income                                         $2,158,788   1,453,986          500,529
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                   2,124,596   1,529,246        1,062,873
      Deferred income taxes                              89,000      78,406          168,000
      Allowance for doubtful accounts                   526,548     496,662          197,624
      Loss on disposition of assets                        -           -              40,777
      Change in assets and liabilities, net of
       acquisition of business:
          Accounts receivable                        (2,515,895)   (637,390)        (231,563)
          Inventories                                   322,582      42,407         (196,656)
          Prepaid expenses and other current assets     269,381    (156,577)        (353,523)
          Accounts payable and accrued liabilities     (731,561)  1,765,149         (970,315)
          Income taxes payable                         (444,161)    691,862          (76,547)
          Security deposits and other assets             54,768      45,135          (38,892)
                                                     ----------   ---------        ---------
             Net cash provided by operating
                   activities                         1,854,046   5,308,886          102,307
                                                     ----------   ---------        ---------
Cash flows from investing activities:
  Capital expenditures                               (2,419,829)   (782,374)      (3,485,023)
  Purchase of  net assets of business acquired         (206,497)   (662,545)
  Proceeds from sale of equipment                        55,200        -                -
                                                     ----------   ---------        ---------
        Net cash used in investing activities        (2,571,126) (1,444,919)      (3,485,023)
                                                     ----------   ---------        ---------
Cash flows from financing activities:
  Repayments under revolving credit agreement,
      net of  proceeds                                 (493,382) (3,820,459)      (2,035,268)
  Payments of notes receivable                           43,261      57,700          247,774
  Proceeds under long-term debt                       2,524,917      79,688        2,700,292
  Principal payments of equipment notes payable        (460,226)   (500,077)        (176,188)
  Principal payments of capital lease obligations      (847,938)   (867,576)        (696,005)
  Net proceeds from issuance of common stock               -           -           4,646,966
  Decrease in paid in capital                              -        (35,000)
  Purchase of warrants                                     -        (32,400)            -
  Purchase of treasury stock                             (5,154)    (24,661)            -
  Expenses incurred in relation to the exchange offer   (43,504)       -                -
                                                     ----------   ---------        ---------
             Net cash provided by (used by)
                   financing activities                 717,974  (5,142,785)       4,687,571
                                                     ----------   ---------        ---------
Net increase (decrease) in cash and cash equivalents        894  (1,278,818)       1,304,855

Cash and cash equivalents at beginning of year           30,859   1,309,677            4,822
                                                     ----------   ---------        ---------
Cash and cash equivalents at end of year             $   31,753      30,859        1,309,677
                                                     ==========   =========        =========

See accompanying notes to consolidated financial statements.

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996


(1)  Summary of Significant Accounting Policies
     ------------------------------------------
   (a)    Description of Business
          -----------------------
   Disc Graphics, Inc. and subsidiaries (the Company) are engaged in the printing and manufacturing of paperboard packaging for music, home video, pharmaceutical and general consumer products. The Company's business has been moderately seasonal. This seasonality is primarily the result of the music and home video products which are sold between August and October for the holiday season.

   On October 30, 1995, Disc Graphics,  Inc., a New York  corporation (Old Disc)
      merged with and into RCL Capital Corp. (RCL). All of the outstanding common stock of Old Disc was converted into the right to receive common stock and warrants to purchase common stock of RCL. RCL simultaneously changed its name to Disc Graphics, Inc. and adopted Disc's year end of December 31. For accounting purposes, the acquisition has been treated as a re-capitalization of Disc with Disc as the acquiror (reverse acquisition). The historical financial statements prior to October 30, 1995 are those of Disc. Historical stockholders' equity prior to the merger has been adjusted for the equivalent number of shares received in the merger after giving effect to the new par value with an offset to additional paid in capital. Earnings per share for periods prior to the merger reflect the number of equivalent shares received by Disc.

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

Pursuant to the Merger  Agreement,  as  modified  by a certain  Agreement  dated
     October 30, 1995, and based upon RCL not meeting certain prescribed cash and marketable securities amounts as of October 30, 1995, the Company was required to issue to the Old Disc shareholders, upon proper notification, additional common shares of the Company for no additional consideration. The number of additional shares issued to the Old Disc shareholders was based on a formula in the Merger Agreement, as modified by a certain
     Agreement. In the fourth quarter of 1996, 342,256 additional shares were issued to the Old Disc shareholders.

   (b)    Principles of Consolidation
          ---------------------------
   The consolidated financial statements include the financial statements of the
      Company and its two wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   (c)    Cash Equivalents
          ----------------
   Forpurposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents in 1996 and 1997.

                                                                (Continued)

   (d)    Inventories
          -----------
   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

   (e)    Revenue Recognition
          -------------------
   Revenues are recognized when merchandise is shipped.

   (f)    Plant and Equipment
          -------------------
   Plant and equipment are recorded at cost. Depreciation and amortization are charged to operations using the straight-line method over the following estimated useful lives:

                Building                              30 years
                Machinery  and  equipment        3 to 11 years
                Furniture and fixtures           3 to 7 years
                Automobiles and trucks           3 to 5 years
                Leasehold improvements           2 to 10 years

     Capitalized values of assets under leases are amortized over the lesser of the term of the lease or the estimated life of the asset, depending upon the provisions of the lease.

   (g)    Covenant Not to Compete
          -----------------------
      The covenant  not  to  compete   agreements   are   amortized   using  the
          straight-line method over the original life of the intangible asset.

   (h)    Net Income Per Share
          --------------------
     Earnings per  share  is  computed  in  accordance  with the  provisions  of
          Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per share, which became effective for the Company as of December 31, 1997. As required by the Statement, earnings per share for all prior periods presented have been restated. Basic earnings per share is computed by dividing income available to common stockholders (which for the Company equals its recorded net income) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock, such as stock options and warrants, were exercised, converted into common stock or otherwise resulted in the issuance of common stock. The computation of weighted average shares outstanding for 1995, 1996 and 1997 does not include incremental shares relating to outstanding warrants since the exercise price of the warrants exceeded the market price.

   (i)    Income Taxes
          ------------

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

                                                       (Continued)

   (j)    Goodwill
          --------
   Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a period of 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

   (k)    Use of Estimates
          ----------------
   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   (l)    Stock Option Plan
          -----------------
   Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion, Accounting for Stock Issued to Employees (APB No.25), and related interpretations. As such, compensation expense generally would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS, Accounting for Stock-Based Compensation (SFAS No.123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No.123 also allows entities to continue to apply the provisions of APB Opinion No.25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No.123 had been applied. The Company has elected to apply the provisions of APB Opinion No.25 and provide the pro forma disclosure provisions of SFAS No.123.

(m)  Impairment of Long Lived Assets and Long Lived Assets to Be Disposed Of
     -----------------------------------------------------------------------
The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by whichthe carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

                                                       (Continued)
   (n)    Reclassifications
          -----------------
   Reclassifications are made whenever necessary to conform with the current year's presentation.

Acquisitions
------------
   (a)    Benham Press, Inc.
          -----------------
   On October 24, 1997, the Company acquired substantially all of the assets and certain liabilities of Benham Press, Inc., an Indiana based printing company (Benham), for $128,781 in cash, the issuance of 10,499 shares of the Company's common stock and the assumption of certain liabilities associated with outstanding borrowing under a line of credit agreement and notes payable of approximately $2,637,000. The Company liquidated such liabilities with additional borrowings under the Company's line of credit. The Company recorded the value of the 10,499 shares of common stock at the estimated fair value at the date of Acquisition. The results of operations of Benham have been included in the accompanying financial statements from the date of acquisition through December 31, 1997. The acquisition was accounted for using the purchase price method of accounting in accordance with generally accepted accounting principles. Goodwill amortization amounted to $5,325 for the year ended December 31, 1997.

   On January 16, 1998, Disc Graphics secured a mortgage with a lending institution in the amount of $675,000 for the building and land acquired in the purchase of Benham Press. The mortgage is payable over ten years at an interest rate selected by the Company of either the bank's base rate plus 1/2 of a percent or the 30 day LIBOR rate plus 250 basis points. The current rate is 8.125%. This mortgage is secured by a first lien on the premises and an assignment of rents and leases on the premises.


   The allocation of the purchase price of Benham was as follows:

               Purchase price:
                        Cash                           $ 128,781
                        Common stock                      37,500
                        Transaction costs                 77,716
                                                       ---------
                                                         243,997
                        Net deficit                     (247,752)
                                                       ---------
                                                         491,749
               Allocated to:
                        Covenant not to compete          100,000
                                                       ---------
                        Goodwill                       $ 391,749
                                                       =========

   (b)    Pointille, Inc.
          --------------

     On May 17, 1996, the Company acquired substantially all of the assets and certain liabilities of Pointille, Inc., a California based printing company (Pointille), for $662,545 in cash, the issuance of 74,074 shares of the Company's common stock, and the issuance of a promissory note in the amount of $330,000 (principal and interest), payable in 36 equal monthly installments of principal and interest beginning on June 17, 1996 . The Company recorded the value of the 74,074 shares of the Company's common stock issued at the estimated fair value at the date of the acquisition. The acquisition was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. Goodwill amortization amounted to $74,175 and $46,493 for the years ended December 31, 1997 and 1996, respectively.

                                                                     (Continued)

   The allocation of the purchase price of Pointille was as follows:

             Purchase price:
                   Cash                             $  662,545
                   Promissory note (present value)     299,708
                   Receivable from former owner       (175,633)
                   Common stock                        175,000
                   Transaction costs                   154,236
                                                    ----------
                                                     1,115,856

                   Net asset value                        -
                                                    ----------
               Allocated to:
                   Goodwill                        $ 1,115,856
                                                   ===========

   The following  unaudited  pro  forma   information   presents  a  summary  of
      consolidated results of operations of the Company and Pointille as if the acquisition had occurred January 1, 1995. The effect of Benham's operation to the consolidated financial statements of the Company for the year ending December 31, 1997 was not material and therefore pro forma financial information is not presented.

   The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) additional amortization expense due to goodwill resulting from the acquisition and (ii) an increased interest expense due to cash borrowed under the Company's financing agreement with the bank for the payment of the purchase price and the repayment of Pointille's bank line of credit and notes payable (which was partially offset by the payment of Pointille's bank line of credit and notes payable). These unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the purchase been effected on January 1, 1995, nor of future results of operations of the consolidated entities. For purposes of pro forma and interim reporting, the financial information of Pointille, which was on a February 28 fiscal year, was adjusted to conform with the Company's reporting periods.

                                                1996           1995
                                                ----           ----
                                                (thousands except per
                                                   share amounts)

               Net sales                   $   45,401          44,203
               Net income                       1,487             575
               Net income per share:
                    Basic                         .29             .21
                    Diluted                       .29             .21

                                                       (Continued)

(3)  Supplemental Cash Flow Information

   The following is supplemental information relating to the consolidated statement of cash flows:

                                                1997         1996         1995
                                                ----         ----         ----
          Cash paid during the year for:
             Interest                       $  581,162      812,747      816,763
             Income taxes                    1,986,692      460,071      274,606

          Common stock issued in
             connection with an acquisition     37,500      175,000         -
          Assets under capital lease assumed      -       2,077,388         -
          Warrants exchanged for common stock      512         -            -

(4)  Covenants Not to Compete
     ------------------------
     In 1997, the Company obtained a non-compete agreement in connection with the acquisition of Benham. Under the terms of the acquisition agreement, the non-compete agreement was valued at $100,000, which is included in other assets in the accompanying consolidated financial statements. The non-compete agreement has an original life of 5 years and will be amortized using the straight-line method. Amortization of the intangible asset amounted to $3,763 for the year ended December 31, 1997.

     In 1992, the Company entered into a non-compete agreement in connection with the acquisition of a company. Under the non-compete agreement, the Company was obligated to pay $185,000 over four years in equal bi-monthly installments. The present value of the liability, discounted at 7.5%, was recorded in the accompanying consolidated financial statements. The non-compete agreement was fully amortized during 1996. Amortization of the intangible asset amounted to $11,544 and $34,632 for the years ended December 31, 1996 and 1995, respectively.

(5)  Inventories
     -----------
   Inventories consist of the following:

                                        1997                1996
                                        ----                ----
                  Raw materials     $ 1,412,613           1,425,230
                  Work-in-process       359,743             248,210
                  Finished goods        134,338             339,893
                                    -----------           ---------
                                    $ 1,906,694           2,013,333


                                                       (Continued)

(6)  Property,  Plant and Equipment
     ------------------------------
   Property, plant and equipment consist of the following:

                                               1997             1996
                                               ----             ----
          Land and building                $   550,000              -
          Machinery and equipment           14,868,633        11,664,480
          Furniture and fixtures             1,205,516           973,251
          Leasehold improvements             1,234,793         1,052,678
          Automobiles and trucks               171,689           149,546
                                           -----------        ----------
                                            18,030,631        13,839,955
          Less accumulated depreciation
             and amortization                7,520,365         5,585,035
                                           -----------        ----------
                                           $10,510,266         8,254,920
                                           ===========        ==========

   Depreciation and amortization expense of property, plant and equipment amounted to $2,020,999, $1,446,633 and $1,022,601 for the years ended
      December 31, 1997, 1996 and 1995, respectively.

(7)  Accrued Liabilities
     -------------------
   Accrued liabilities at December 31, 1997 and 1996 consisted of the following:

                                                          1997           1996
                                                          ----           ----
        Accrued payroll and other employee benefits   $ 2,186,103      2,723,754
        Accrued commissions                               377,658        253,751
        Accrued other                                     161,702        216,593
                                                      -----------      ---------
                                                      $ 2,725,463      3,194,098
                                                      ===========      =========

(8)  Long-Term Debt
     --------------
     (a) In February, 1997, the Company entered into a financing agreement with a lending institution. The seven year Revolving Credit - Term Loan facility provides the Company the option to convert the outstanding balance at February 26, 2000 to a fixed term loan to be repaid over four years. The revolving credit portion of the loan provides financing of up to 85% of eligible accounts receivable and 70% of eligible inventory, as defined, not to exceed $10,000,000. The financing agreement bears interest at the lower of LIBOR plus 1.25% to 1.75% based on the debt coverage ratio or the bank's base rate. The financing agreement is secured by the Company's accounts receivable, inventory and a portion of property, plant, and equipment. In addition, the financing agreement contains various covenants including the maintenance of certain financial ratios including consolidated net worth, working capital and debt service, the maintenance of net income and limitations to future borrowings to be used for acquisitions. At December 31, 1997 the outstanding borrowings under this financing agreement aggregated $2,760,000.

                                                                (Continued)

   (b)  In connection  with the  acquisition of Pointille,  described in note 2, the Company issued a promissory note in the amount of $330,000 (principal and interest) payable in 36 equal monthly installments of principal and interest that began in June 1996. The outstanding balance of the promissory note at December 31, 1997 is $148,643, of which $103,530 is currently payable on such date.

(9)  Equipment Notes Payable
     -----------------------
   Notes payable at December 31, 1997 and 1996 consist of the following:

                                                                                         1997           1996
                                                                                         ----           ----
     Various secured equipment financing notes,  payable in monthly installments aggregating  $48,857  including  interest at 8.2%  maturing from October
        1999 through June 2003 secured by equipment with a net book
          value of $1,995,087 at December 31, 1997                                  $    1,861,055      2,271,241

      Secured  equipment  financing  note payable to a bank payable in monthly installments  of $2,416 with  interest at 7.9% through  October  1998,
        personally guaranteed by the president & two vice presidents                        23,300         49,295
      Other                                                                                 14,908         38,953
                                                                                     -------------      ---------
                                                                                         1,899,263      2,359,489
     Less current maturities                                                               451,403        456,651
                                                                                     -------------      ---------
                                                                                     $   1,447,860      1,902,838
                                                                                     =============      =========

     The aggregate maturities of equipment notes payable for each of the five years subsequent to December 31, 1997 are as follows: 1998: $451,403; 1999: $406,299; 2000: $335,678; 2001: $282,353 and 2002: $282,353.

(10) Leases
     ------
   The Company is obligated under several capital leases for certain machinery and equipment that expire at various dates during the next five years. At December 31, 1997 and 1996, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:

                                                  1997             1996
                                                  ----             ----
               Machinery and equipment         $6,201,998        4,917,515
               Less accumulated amortization    1,341,922        1,850,842
                                               ----------        ---------
                                               $4,860,076        3,066,673
                                               ==========        =========

                                                                     (Continued)

  The Company  occupies  its premises  pursuant to a lease with a related  party expiring December 31, 2007, with a five year renewal option (see note 14). The lease provides for annual rentals, as defined, payable monthly, as well as payments for a share of maintenance, insurance, and real estate taxes. The Company is also obligated under various non-cancelable equipment leases.

   Rent expense under operating leases for the years ended December 31, 1997, 1996 and 1995 was $1,034,416, $900,442 and $1,012,975 respectively.

   Future minimum lease payments under non-cancelable operating leases (with initial remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 1997 are:

                                                Capital        Operating
                                                Leases           Leases
                                                -------        ---------
          Year ending December 31:
               1998                           $1,404,826        1,031,341
               1999                            1,375,644          739,973
               2000                            1,118,305          567,426
               2001                              817,476          446,885
               2002                              673,319          428,866
               2003 and thereafter                 6,130        1,770,035
                                              ----------        ---------
             Total minimum lease payments      5,395,700        4,984,526
                                                                =========
             Less amount representing interest
               (at rates ranging from 5.9% to
                20.9%)                           833,634
                                              ----------
             Net principal portion             4,562,066
             Less portion due within one year  1,069,209
                                              ----------
             Long-term portion                $3,492,857
                                              ==========

   Liabilities under certain capital leases are personally guaranteed by the president and two vice-presidents.

(11) Stockholders' Equity
     --------------------
   (a)    Stock Option
          ------------
   Concurrent with the merger with RCL, the Company's stockholders approved the adoption of the 1995 Incentive Stock Option Plan (the Plan). An aggregate of 500,000 shares of the Company's common stock are reserved for issuance upon the exercise of options pursuant to the Plan. Officers, key employees, directors and certain consultants and advisors to the Company are eligible to participate in the Plan. The Plan may issue incentive stock options and nonqualified stock options. Options are granted at the market price on the date of grant and expire in five or ten years. The duration of any option granted under this Plan shall be fixed by the Incentive Stock Option Committee in its sole discretion and no option may be exercised until at least six months after the date of grant. At December 31, 1997, there were 324,500 additional shares available for grant under the Plan.
                                                  (Continued)

   Changes in options outstanding are as follows:

                                                            Weighted-average
                                                  Shares     exercise price
                                                  ------    ----------------
          Outstanding December 31, 1994                 -            -
          Granted                                  75,000         4.13
          Exercised                                     -            -
          Forfeited                               (12,500)        4.13
                                                  -------         ----
          Outstanding December 31, 1995            62,500         4.13
          Granted                                  61,000         2.89
          Exercised                                     -            -
          Forfeited                                     -            -
                                                  -------         ----
          Outstanding December 31, 1996           123,500         3.51
          Granted                                  52,000         4.66
          Exercised                                     -            -
          Forfeited                                     -            -
                                                  -------         ----
          Outstanding December 31,1997            175,500         3.85
                                                  =======
        Exercisable at December 31, 1997          125,500
                                                  =======

   The options outstanding as of December 31, 1997 are summarized in ranges as follows:

             Range of      Weighted        Number of       Weighted
             exercise       average         options        average
               price     exercise price    outstanding   remaining life
             --------    --------------    -----------   --------------
           $ 2.00--2.06       2.00           37,000        8-3/4 yrs
           $ 3.25--3.25       3.25            1,000            8 yrs
           $ 4.13--4.76       4.36          137,500        6-2/3 yrs

   The pershare weighted average fair value of stock options granted during 1997, 1996 and 1995 was $2.61, $1.43 and $1.90 respectively, on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1995, 1996 and 1997 - expected dividend yield of 0%, risk free interest rates of 6.0 - 6.5%, expected stock volatility of 39.5% and an expected option life of 5-10 years.

   The Company applies  APB  Opinion  No.  25 in  accounting  for its Plan  and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                     1997        1996       1995
                                                     ----        ----       ----
               Net income:
                 As reported                     $ 2,158,788   1,453,986   500,529
                 Pro forma                         2,116,869   1,368,329   478,350

               Net income per share:
                 As reported: basic and diluted  $       .40         .29       .18
                 Pro forma                               .39         .27       .18

                                                       (Continued)

   Proforma net earnings  reflect only options  granted in 1997,  1996 and 1995.
      Therefore, the full impact of calculating compensation cost for stock options under SFAS No.123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period.

   (b)    Warrants
          --------
   The Company has 2,264,405 Class A warrants outstanding that were originally issued in connection with RCL's initial public offering (IPO). The warrants are separable and tradable and each warrant entitles the holder to purchase one share of the Company's common stock at $5.50 per share prior to November 9, 1999. The warrants may be redeemed, at the Company's option, at a price of $.05 per warrant provided the closing bid price equals or exceeds $9.50 per share for the 20 trading days within a period of 30 consecutive trading days prior to the notice of redemption.

   In 1997, the company made an exchange offer to holders of the warrants. Under the terms of the offer, each warrant holder was entitled to one share of the Company's common stock for approximately every 8.5 warrants exchanged. The exchange offer expired in August 1997. During the exchange period 435,595 warrants were exchanged for 51,239 shares of common stock.

   In connection with the merger with RCL, warrants to purchase 1,000,000 shares of common stock were issued at exercise prices ranging from $7.00 to $10.00. These warrants expire on November 9, 2002.

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

   During 1996, 168,000 Class A warrants were repurchased for $32,400.

(12) Notes Receivable-Stockholders
     -----------------------------
   In December  1991,  the  president  and two  vice  presidents  were  advanced
      $536,360 in exchange for notes receivable. These notes were unsecured and provided for interest at 9%. The president satisfied his note balance in 1995 and the balance of the notes from the two vice presidents were received during 1997.

(13) Income Taxes
     ------------
   The provision (benefit) for income taxes for the years ended December 31, 1997, 1996 and 1995 consists of the following:


                                                       (Continued)


                                   1997           1996            1995
                                   ----           ----            ----
               Current
                    Federal     $1,204,000        931,400        150,000
                    State          324,000        228,000         50,000
                                ----------      ---------        -------
                                 1,528,000      1,159,400        200,000
                                ----------      ---------        -------

                  Deferred:
                    Federal        (79,000)       (66,640)       126,000
                    State          (10,000)       (11,760)        42,000
                                ----------      ---------        -------
                                   (89,000)       (78,400)       168,000
                                ----------      ---------        -------
                                $1,439,000      1,081,000        368,000
                                ==========      =========        =======

   The provision for income taxes for the years ended December 31, 1997, 1996, and 1995 differed from the amounts computed by applying the Federal income tax rate of 34% primarily as a result of state and local income taxes, net of Federal income tax benefits, offset by decreases in the beginning of the year valuation allowance and utilization of state net operating loss carryforwards.

   The tax effects of temporary differences that give rise to significant portion of the net deferred tax liability at December 31, 1997 and 1996 is as follows:

                                                          1997            1996
                                                          ----            ----
      Deferred tax assets:
           Inventory valuation                         $  38,000          66,000
           Allowance for doubtful accounts, net          176,000         333,000
           Uniform cost capitalization for inventory      33,000          25,000
           Accrued vacation                              134,000         143,000
           Accrued salaries and commissions               10,000          57,000
           Sales return allowance                         23,000          66,000
           State net operating loss carryforward               -          32,000
           Investment tax credit carryforwards           476,000         450,000
                                                       ---------       ---------
                   Total deferred tax assets             890,000       1,172,000
                                                       ---------       ---------
           Less valuation allowance                     (341,000)       (472,000)
                                                       ---------       ---------
                   Net deferred tax assets               549,000         700,000
                                                       ---------       ---------
         Deferred tax liability:
           Accelerated depreciation for tax purposes     748,000         988,000
                                                       ---------       ---------
                   Net deferred tax liability          $ 199,000         288,000
                                                       =========       =========

                                                                     (Continued)

   The valuation allowance for deferred tax assets as of January 1, 1996 and 1997 was $472,000 and $341,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1997 was a decrease of $131,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997.

   At December 31, 1997, the Company has available New York State investment tax credit carryforwards aggregating approximately $721,000 expiring through 2011.

(14) Related Party Transactions
     --------------------------

     The Company leases one of its operating facilities from an entity which is owned by several officers, directors and stockholders of the Company. The lease is for a fifteen year term expiring in 2007 and requires minimum annual rental payments of $348,000. Rentals paid to the entity were $348,000 in each of the years ended December 31, 1997, 1996 and 1995, and a security deposit of $115,000 paid on the lease is included in security deposits and other assets at December 31, 1997.

     On January 1, 1996, the Company assumed three leases with a net capitalizable value of $2,077,388 from this officer-owned entity. The leases were assumed without material modification as to the terms. The lease obligations and related assets were recorded at the net present value of the minimum lease payments in accordance with SFAS No. 13. The underlying assets are being depreciated over the leases remaining lives.

(15) Commitments and Contingencies
     -----------------------------
     In 1992, the Company entered into consulting agreements with three of its shareholders. Each agreement was originally for a seven-year term, and provided for a minimum fee of $25,000 per year. Each of these agreements was revised effective March 1, 1995, to provide for an expiration date of August 31, 2001 and to increase the minimum annual fee to $37,333. The aggregate expense under these agreements was $111,999, $132,412 and $117,500 for 1997, 1996 and 1995 respectively.

     The Company is involved in various claims and legal actions  arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.

(16) Benefit Plans
     ------------

     The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All employees are eligible for voluntary participation upon completing three consecutive months of service. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company matches the participants' contributions up to a maximum of 2% of compensation. The costs related to the plan approximated $123,500, $117,700 and $116,500 for the years ended December 31, 1997, 1996 and
          1995   respectively.
                                                            (Continued)

(17) Fair Value of Financial Instruments
     -----------------------------------

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these investments. In the opinion of management, the fair values of equipment notes payable, long-term debt and capital leases are not materially different from the carrying value.

(18) Business and Credit Concentrations
     ----------------------------------
     Most of the  Company's  customers  are located in the  northeastern  United
          States. Three customers collectively accounted for 14%, 21% and 23% of the Company's sales for 1997, 1996 and 1995 respectively. At December 31, 1997, three customers comprised approximately 20% of the net accounts receivable balance. At December 31, 1996, two customers comprised approximately 15% of the net accounts receivable balance.

     The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns.

(19) Unaudited Quarterly Financial Information
     -----------------------------------------
     The following is a summary of quarterly operating results for fiscal 1997 and 1996 (in thousands, except per share amounts):


                                                        1997
                                   ---------------------------------------------
                                     First       Second      Third       Fourth
                                    quarter      quarter     quarter     quarter
                                    -------      -------     -------     -------
             Net sales              $ 11,198      11,065      13,234      12,948
             Gross profit              2,983       2,690       3,624       3,396
             Net income                  504         245         798         612
             Net income per share:
                Basic                    .09         .05         .15         .11
                Diluted                  .09         .05         .15         .11
                                    ========      ======       =====      ======

                                                        1996
                                   ---------------------------------------------
                                     First       Second      Third       Fourth
                                    quarter      quarter     quarter    quarter
                                    -------      ------      -------    --------
             Net sales              $  8,304      10,152      12,773      11,346
             Gross profit              1,732       2,407       3,538       3,234
             Net income                   17         231         671         535
             Net income per share:
                Basic                    .00         .05         .13         .10
                Diluted                  .00         .05         .13         .10
                                    ========      ======      ======      ======

     ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


   None


                                    Part III


     In connection with the 1998 Annual Meeting of Stockholders of the Registrant, the Registrant intends to furnish Stockholder with proxy material which set forth the information required by Items 10, 11, 12 and 13 of this Part
III. Copies of such material will be duly filed with the Securities and Exchange Commission pursuant to Rule 14a-(6)(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.



                                     Part IV

     ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial Statements:

     (1)  See Index to Consolidated Financial Statements on page 17.

     (2) The following financial statement schedule for the years ended December 31, 1995, 1996, and 1997 is submitted herewith:

          Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted because they are not required, inapplicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

   (3)    Exhibits:

          See Exhibit Index for list of exhibits filed with this report.

  (b)          Reports on Form 8-K:

     None

                              DISC GRAPHICS , INC.


                Schedule II - VALUATION AND QUALIFYING ACCOUNTS

Col. A                                    Col. B          Col. C        Col. D         Col. E        Col. F
--------------------------------------------------------------------------------------------------------------
                                        Balance at     Charged to                                   Balance at
                                        Beginning      Cost and                                       End of
    Classification                      of Period      Expense        Deductions (1)   Other (2)      Period
--------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1995:    462,000       197,000          165,000                        494,000
   Allowance for doubtful accounts
       (deducted from accounts
        receivable)

For the year ended December 31, 1996:    494,000       497,000          147,000                        844,000
   Allowance for doubtful accounts
       (deducted from accounts
        receivable)

For the year ended December 31, 1997:    844,000       527,000          229,000         20,000       1,162,000
   Allowance for doubtful accounts
       (deducted from accounts
        receivable)

(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries
(2) Allowance for doubtful accounts of acquired business

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

     3.b Amended and Restated By-Laws of the Registrant. (Filed as Exhibit 3.2 to Form 8A filed June 21, 1996)

     4.a  Restated  Certificate of  Incorporation  of the  Registrant  (filed as
          Exhibit 4.1 to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto).

     4.b Voting and R egistration Rights Agreement dated October 30, 1995 among the Registrant and its shareholders listed in Exhibit 1 thereto (filed as Exhibit 4.b to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No.1 thereto).

     4.e Redeemable Warrant Agreeme nt between the Registrant and American Stock Transfer & Trust Company, as warrant agent, including the form of Certificates representing the Class A Warrants (filed as Exhibit
          4.3  to  the  Form  S-1  Registration  Statement,  declared  effective
          November 9, 1993 [File No. 33-62980] and incorporated herein by reference).

     4.f Form of 60 Merger War rants with Schedule indicating particular terms of each individual warrant (filed as Exhibit 4.f to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto).

     4.g 1995 Incentive Stock Option Plan (filed as Exhibit 4.5 to the Form S-4 Registration Statement, Amendment No. 1 dated August 31, 1995 [File No. 33-94068] and incorporated herein by reference).

     4.h Agreement dated as of Oct ober 27, 1995 between certain stockholders of the Registrant and certain stockholders of Disc Graphics, Inc., a New York corporation (filed as Exhibit 4.h to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto).

     4.i Form of certificate evidencing shares of Commons Stock (filed as an Exhibit to the Registration Statement on Form S-1, File No. 33- 62980 declared effective on November 9, 1993).

     4.j Option to purchase 50,000 shares in favor of Jeffrey J. Bowe, dated October 24, 1997.

     10.a Credit  Agreement  dated  February 26, 1997 between the Registrant and
          Key Bank National Association. (Filed as Exhibit 10.a to Registrant's Form 10-K for the fiscal year ended December 31, 1996)

     10.b Security  Agreement dated February 26, 1997 between the Registrant and
          Key Bank National Association. (Filed as Exhibit 10.b to Registrant's Form 10-K for the fiscal year ended December 31, 1996)

     10.c Asset Purchase  Agreement  dated as of May 17, 1996, by and among Disc
          Graphics, Inc., Pointille, Inc. and the shareholders of Pointille (filed as Exhibit 2 to the Current Report on Form 8-K dated May 18,
          1996).

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

     10.f Agreement of Lease, dat ed as of December 1, 1992 between Disc and Horizon Equity Partners, LP (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).

     10.g Agreement of Lease,  dated as of  September  15, 1993 between Disc and
          Everis Realty Corp. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30,
          1995).

     10.h Agreement of Lease,  dated as of June 14, 1995  between Disc  Graphics
          Label Group, Inc. and Kertzner Associates, Ltd. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068, declared effective on October 30, 1995).

          10.i Form of Consulting Agreement, dated as of December 12, 1991, between Disc and Timothy F. Healy & Co., Inc. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).

          10.j Form of Consulting Agreement, dated as of December 12, 1991, between Disc and Holding Services Corp. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).

          10.k Form of Consulting Agreement, dated as of December 12, 1991, between Disc and Investment Services Corp. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).

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

          10.n Form of Employment Agreement, dated June 28, 1995, between Disc and Steven Frey (filed as Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective October 30,
               1995).

          10.o Form of Purchase  Agreement,  dated as of March 20, 1995, between
               Disc and KBA-Planeta North America, Inc. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).

          10.p Asset  Purchase  Agreement  between Disc and Benham  Press,  Inc.
               dated as of September 19, 1997.

          10.q Employment Agreement between Disc and Jeffrey J. Bowe dated as of
               October 24, 1997.

          10.r $675,000  Mortgage  and Security  Agreement  between Disc and Key
               Bank National Association dated January 16, 1998.

          21 The following lists the Company's significant subsidiaries, all of which are wholly-owned by the Company:

                                               State of
          Name of Subsidiary                 Incorporation
          ------------------                 -------------
          Disc Graphics Label Group, Inc.    Delaware
          Four Seasons Litho, Inc.           New York

          23   Consent of Independent Accountants

          27   Financial Data Schedules

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.

                                   DISC GRAPHICS, INC


                                   By: /s/Donald Sinkin
                                       ----------------------------
                                       Donald Sinkin, Chairman of
                                       the Board, Chief Executive
                                       Officer and President
                                       (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1998 by the following persons in the capacities indicated:


  /s/Donald Sinkin
  -------------------              Chairman of the Board, Chief
  Donald Sinkin                    Executive Officer and President
                                   (Principal Executive Officer)

  /s/Stephen Frey
  --------------------             Vice President of Operations
  Stephen Frey                     and Director
                                   (Principal Operating Officer)

  /s/Margaret Krumholz
  --------------------             Chief Financial Officer
  Margaret Krumholz                (Principal Accounting Officer)

  /s/John Rebecchi
  --------------------             Vice President of Sales and
  John Rebecchi                    Marketing and Director


  --------------------             Director
  Daniel Levinson


  --------------------             Director
  Seymour W. Zises

  /s/Mark L. Friedman
  --------------------             Director
  Mark L. Friedman