Form 10-Q
period 1998-03-31
DISC GRAPHICS INC /DE/
filed 1998-05-15
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

[x] - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] - TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

        For the quarterly period from January 1, 1998 to March 31, 1998

                         Commission File Number: 0-22696

                              DISC GRAPHICS, INC.
              ----------------------------------------------------
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

                                 Yes  X   No
                                     ---     ---
As of March 31, 1998, 5,440,256 shares of the Registrant's Common Stock, par value $.01, were outstanding.

                               INDEX TO FORM 10-Q
                               ------------------
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets as of March 31, 1998
and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Consolidated Statements of Income for the Three
Months ended March 31, 1998 and March 31, 1997. . . . . . . . . . . . . . . . 2

Consolidated Statements of Cash Flows for the
Three Months ended March 31, 1998 and March 31, 1997 . . . . . . . . . . . . .3

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .4

Management's Discussion and Analysis of Financial
Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . .6

PART II - OTHER INFORMATION

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                   As of March 31, 1998 and December 31, 1997

                                                                      March 31,    December 31,
                                                                        1998           1997
                                                                     (unaudited)
                                                                      ---------     ----------
Assets
Current assets:
   Cash and cash equivalents                                         $   161,085   $    31,753
   Accounts receivable, net of allowance for doubtful accounts
      of $1,247,000 and $1,162,000 respectively                       10,908,398    11,698,364
   Inventories                                                         2,276,584     1,906,694
   Prepaid expenses and other current assets                             368,178       345,701
   Current maturities of notes receivable                                 28,157        43,958
   Deferred Income Taxes                                                 549,000       549,000
                                                                     -----------   -----------
              Total current assets                                    14,291,402    14,575,470


Plant and equipment, net                                              10,149,110    10,510,266
Goodwill, net of amortization of $150,084 and $125,994 respectively    1,338,593     1,379,408
Security deposits and other assets                                       322,978       281,503
                                                                     -----------   -----------
              Total assets                                           $26,102,083   $26,746,647
                                                                     ===========   ===========
Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of equipment notes payable                     $   441,751   $   451,403
   Current portion, long-term debt                                       143,419       103,530
   Current maturities of capitalized lease obligations payable         1,079,918     1,069,209
   Accounts payable and accrued expenses                               5,369,192     5,007,072
   Income taxes payable                                                  441,097       509,927
                                                                     -----------   -----------
              Total current liabilities                                7,475,377     7,141,141

Long Term Debt                                                         2,068,704     2,805,113
Equipment notes payable, less current maturities                       1,344,044     1,447,860
Capitalized lease obligations payable, less current maturities         3,237,153     3,492,857
Deferred income taxes                                                    748,000       748,000
                                                                     -----------   -----------
              Total liabilities                                       14,873,278    15,634,971

Stockholders' equity:
   Preferred stock:
     $.01 par value; authorized 5,000 shares; no shares issued
       and outstanding                                                      ----          ----
   Common stock:
     $.01 par value; authorized 20,000,000 shares;  issued
       5,440,256                                                          54,403        54,403
Additional paid in capital                                             5,044,934     5,044,934
Retained earnings                                                      6,159,838     6,042,154
                                                                     -----------   -----------
                                                                      11,259,175    11,141,491

Less: Treasury stock, at cost, 10,415 and 10,295 shares at
March 31, 1998 and December 31, 1997 respectively                        (30,370)      (29,815)
                                                                     -----------   -----------
              Total stockholders' equity                              11,228,805    11,111,676
              Total liabilities and stockholders' equity             $26,102,083   $26,746,647
                                                                     ===========   ===========

See accompanying notes to consolidated financial statements

                              DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
          For the Three Months Ended March 31, 1998 and March 31, 1997
                                   (unaudited)

                                                 March 31, 1998    March 31, 1997
                                                 --------------    --------------
    Sales                                          $12,612,460       $11,197,838
    Cost of sales                                    9,715,028         8,214,806
                                                   -----------       -----------
           Gross Profit                              2,897,432         2,983,032

    Operating expenses:
           Selling and shipping                      1,373,754           950,073
           General and administrative                1,156,036         1,043,086
                                                   -----------       -----------
           Operating income                            367,642           989,873

    Interest expense, net                              170,957           149,367
                                                   -----------       -----------
    Income before provision for income taxes           196,685           840,506
                                                   -----------       -----------
    Provision for income taxes                          79,000           336,203
                                                   -----------       -----------
    Net income                                        $117,685          $504,303
                                                   ===========       ===========
    Net Income per share:

         Basic                                           $0.02             $0.09
                                                         =====             =====
         Diluted                                         $0.02             $0.09
                                                         =====             =====
    Weighted average number of shares outstanding:

         Basic                                       5,429,922         5,369,425
                                                     =========         =========
         Diluted                                     5,447,450         5,376,217
                                                     =========         =========

See accompanying notes to consolidated financial statements

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
          For the Three Months Ended March 31, 1998 and March 31, 1997
                                   (unaudited)

                                                                   March 31, 1998  March 31, 1997
                                                                   --------------  --------------
Cash flows from operating activities:
  Net income                                                            $117,685       $504,303
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                       483,068        474,777
     Allowance for doubtful accounts                                      85,000         84,141
     Change in assets and liabilities,
       net of acquisition of Business:
         Accounts receivable                                             704,966          8,947
         Inventory                                                      (369,890)       137,743
         Prepaid expenses and other current assets                       (33,721)      (179,315)
         Accounts payable and accrued expenses                           362,120         83,810
         Income taxes payable                                            (68,830)      (789,197)
         Security deposits and other assets                              (41,475)       (69,260)
                                                                       ---------     ----------
              Net cash provided by operating activities                1,238,923        255,949
                                                                       ---------     ----------
Cash flows from investing activities:
         Capital expenditures                                            (86,479)    (1,056,852)
         Purchase of net assets of business acquired                      16,625           ----
                                                                       ---------     ----------
              Net cash used in investing activities                      (69,854)    (1,056,852)
                                                                       ---------     ----------
Cash flows from financing activities:
         Proceeds of long term debt, net of repayments                  (696,520)     1,015,972
         Principal payments of equipment notes payable                  (113,468)       (90,886)
         Principal payments of capital lease obligations                (244,995)      (147,732)
         Payments of notes receivable                                     15,801         28,009
         Purchase of treasury stock                                         (555)        (4,681)
                                                                      ----------     ----------
              Net cash  provided by (used in) financing activities    (1,039,737)       800,682
                                                                      ----------     ----------
Net  increase (decrease) in cash                                         129,332           (221)
                                                                      ----------     ----------
Cash, December 31                                                     $   31,753     $   30,859
                                                                      ==========     ==========
Cash, March 31                                                        $  161,085     $   30,638
                                                                      ==========     ==========

           See accompanying notes to consolidated financial statements

                      DISC GRAPHICS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Operation and Summary of Significant Accounting Policies:

General
-------
         The financial statements included herein have been prepared by Disc Graphics, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures made are adequate to make the information presented not misleading, it is recommended that these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 and the Company's Annual Report on Form 10-K for the period ended December 31, 1997. The December 31, 1997 figures included herein were derived from the audited consolidated financial statements. In the opinion of management, the information furnished herein reflects all adjustments that are necessary to fairly present such information.

         Except for historical  information  contained  herein,  the matters set forth are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include, among other things, such factors as a difference between projections and actual orders and the amount of sales of the Company's products.

Net Income Per Share
--------------------
         Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128. Basic earnings per share is computed by dividing income available to common stockholders (which for the Company equals its recorded net income) by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock, such as stock options and warrants, were exercised, converted into common stock or otherwise resulted in the issuance of common stock. The computation of weighted average shares outstanding does not include incremental shares relating to outstanding warrants since the exercise price of the warrants exceeded the market price.

Amortization of Costs in Excess of Fair Market Value of Net Assets Acquired
---------------------------------------------------------------------------
         Costs in excess of fair market value of net assets acquired are being amortized over a period of 15 years by the straight-line method.


Inventories
-----------
         Inventories consist of the following:

                                        March 31,          December 31,
                                          1998                 1997
                                        --------           -----------
                   Raw materials      $ 1,564,796          $  1,412,613
                   Work-in-process        487,854               359,743
                   Finished goods         223,934               134,338
                                      -----------          ------------
                                      $ 2,276,584          $  1,906,694
                                      ===========          ============

New Accounting Pronouncements
-----------------------------
     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement and be displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company has no elements of other comprehensive income other than net income; therefore, comprehensive income equals reported net income.

                               DISC GRAPHICS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

General
-------
         The following is a discussion of the consolidated financial condition and results of operation of Disc Graphics, Inc. ("Disc Graphics" or the "Company") for the three-month period ended March 31, 1998. The discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the annual Report.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997
-------------------------------------------------------------------------------
Results of Operations
---------------------
Net Sales
---------
         Net sales for the three months ended March 31, 1998 were $12,612,000 compared to $11,198,000 for the same period the prior year, representing an increase of $1,414,000 or 12.6%. This increase in net sales can be attributed to the growth within two business categories: commercial sales $759,000 (57.4%) and music/audio $517,000 (30.5%). The commercial sales category growth is a direct result of the Company's 1997 acquisition of its Indiana branch, which in the aggregate contributed $1,000,000 to the $1,400,000 increase in net sales over the same period last year. The increase in sales within the music/audio category is attributed to sales to new customers and continued growth within our existing customer base. Video/software packaging, labels, and consumer product packaging categories' sales all remained relatively unchanged for the three months ended March 31, 1998 compared to the same three months of the prior year.

Gross Profit
------------
     Gross profit for the three months ended March 31, 1998 was $2,897,000 (a 23.0% profit margin) compared to $2,983,000 (a 26.6% profit margin) for the same period the prior year, representing an decrease of $86,000 or 2.9%. The decrease in gross profit for the three months ended March 31, 1998, on increased sales of $1,400,000, is principally due to the change in product mix within the consumer product packaging category. The Company's strategy to penetrate national market accounts contributed approximately $917,000 of the quarter's $12,600,000 net sales. This strategy, in the short term, is expected to increase the volume of units produced without a corresponding increase in net sales or margin growth due to current equipment make up used to produce these products. The Company will evaluate when sufficient market share is achieved, financially justifying the investment in new equipment. This diversification and market expansion is believed to be critical to the Company's long-term growth, both in net sales and gross margin, and its competitive strategy.

Selling, General and Administrative Expenses
--------------------------------------------
         Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1998 were $2,530,000 compared to $1,993,000 for the same period the prior year, an increase of $537,000 or 26.9%. This increase is due primarily to normal inflationary increases, costs associated with the facility acquired in Indiana and revenue related expenses (such as freight to customers and commissions). The continued investment in sales and customer service has not had a corresponding effect on sales to date, however, the Company continues to monitor these costs, aggressively focusing on reducing non-business building components of these fixed costs.

Interest Expense
----------------
         Interest expense for the three months ended March 31, 1998 was $171,000 compared to $149,000 for the same three months of the prior period, an increase of $22,000 or 14.8%. This increase was due primarily to the increase in amounts paid under capital leases assumed in the Indiana acquisition.

Income Taxes
------------
         The provision for income taxes for the three months ended March 31, 1998 was $79,000 compared to $336,000 a decrease of $257,000. This decrease is primarily due to the decrease in pretax income.

Net Income
----------
         Net income for the three months ended March 31, 1998 was $118,000 compared to $504,000 for the same period of the prior year, a decrease of $386,000. The decline in net income resulted from the Company's strategic decision to divert resources in an attempt to penetrate new markets and compete for national accounts.

Liquidity and Capital Resources
-------------------------------
         The primary source of cash for the Company's business has been cash flow from operations and borrowing under the Company's revolving credit agreement. As of March 31, 1998 the Company had working capital of $6,816,000. Net cash provided by operating activities for the three months-ended March 31,1998 was $1,239,000 due to general business growth.

         The  Company   anticipates   capital   expenditures  of   approximately
$2,000,000   for  the  remainder  of  1998,   primarily  for  the  purchases  of
manufacturing equipment to increase capacity and improve plant efficiencies.

Subsequent Events
-----------------
         In July 1997, the Company made an exchange offer to the holders of the Company's Class A warrants. Under the terms of the offer each warrant holder was entitled to one share of the Company's common stock for approximately every 8-1/2 warrants exchanged. Upon termination of this offer, 435,595 warrants were exchanged for 51,239 shares of common stock. In fiscal 1998, consistent with the terms of the warrant exchange offer, the Company will exchange approximately 550,000 additional Class A warrants and will issue approximately 64,700 shares of the Company's common stock. As a result of the exchange, the total outstanding Class A warrants will be reduced to approximately 1,714,000.

New Accounting Standards
------------------------
         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements disclosures. The Company will adopt this accounting standard effective December 1, 1999, as required.

Year 2000 Date Conversion
-------------------------
         On March 1, 1997, the Company implemented a fully integrated computer system. In preparing the system-specification for vendor selection, the Company required that the system be Year 2000 compliant. The newly implemented software uses a five-byte field compared to the standard two-byte numeric field. Consequently, the software does accommodate century rollovers. The Company does not anticipate any issues relating to Year 2000 system requirements. The Company continues to assess the impact of Year 2000 compliance, if any, to its vendors and customers.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Disc Graphics, Inc.
                                            -------------------
                                                (Registrant)




                                   /s/ Donald Sinkin
   May 15, 1998                    ---------------------------
       Date                        Donald Sinkin
                                   President & CEO


                                   /s/ Margaret Krumholz
   May 15, 1998                    ---------------------------
       Date                        Margaret Krumholz
                                   Chief Financial Officer