Form 10-Q
period 1998-06-30
DISC GRAPHICS INC /DE/
filed 1998-08-14
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE  ACT OF 1934



                        Commission File Number: 0-22696

                              Disc Graphics, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                                              13-3678012
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


10 Gilpin Avenue, Hauppauge, New York                                 11788-8831
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

                                 Yes [X] No [ ]



As of June 30, 1998, 5,494,442 shares of the Registrant's Common Stock, par value $.01, were outstanding.

                              DISC GRAPHICS, INC.
                                   FORM 10-Q
                          Quarter Ended June 30, 1998


                                     INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION ................................................2

Item 1            Financial Statements
                     Consolidated Balance Sheets as of June 30, 1998 (unaudited)
                         and December 31, 1997.................................3
                      Consolidated Statements of Income (unaudited) for the
                         Three and Six Months ended June 30, 1998 and 1997 ....4
                      Consolidated Statements of Cash Flows (unaudited) for the
                         Six Months ended June 30, 1998 and 1997 ..............5
                      Notes to unaudited Consolidated Financial Statements ....6

Item 2            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ...............................8


PART II - OTHER INFORMATION ..................................................12

Item 1            Legal Proceedings ..........................................12

Item 2            Changes in Securities ......................................12

Item 3            Defaults Upon Senior Securities ............................13

Item 4            Submission of Matters to a Vote of Security Holders ........13

Item 5            Other Information ..........................................13

Item 6(a)         Exhibits ...................................................13

Item 6(b)         Reports on Form 8-K ........................................13

Signatures        ............................................................14



                         PART I - FINANCIAL INFORMATION


Item 1            Financial Statements

                  See pages 3-5.

                              DISC GRAPHICS, INC.

                          Consolidated Balance Sheets
             As of June 30, 1998 (unaudited) and December 31, 1997



                                                                            June 30,           December 31,
                                                                              1998                 1997
                                                                           (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                         $      32,832       $        31,753
     Accounts receivable, net of allowance for doubtful accounts
         of $1,260,000 and $1,162,000, respectively                       12,110,177            11,698,364
     Inventories                                                           2,219,477             1,906,694
     Prepaid expenses and other current assets                               347,181               345,701
     Current maturities of notes receivable                                   19,379                43,958
     Deferred income taxes                                                   549,000               549,000

                           Total current assets                           15,278,046            14,575,470

Plant and equipment, net                                                  10,074,554            10,510,266
Goodwill, net of amortization of $175,715 and $125,994, respectively       1,327,061             1,379,408
Security deposits and other assets                                           415,205               281,503

                           Total assets                                $  27,094,866          $ 26,746,647

Liabilities and Stockholders' Equity
Current liabilities:
     Current maturities of equipment notes payable                     $     431,938     $         451,403
     Current portion, long-term debt                                         135,185               103,530
     Current maturities of capitalized lease obligations payable           1,095,514             1,069,209
     Accounts payable and accrued expenses                                 5,617,148             5,007,072
     Income tax payable                                                      752,412               509,927

                           Total current liabilities                    $  8,032,197             7,141,141

Long term debt                                                             2,294,389             2,805,113
Equipment notes payable, less current maturities                           1,240,047             1,447,860
Capitalized lease obligations payable, less current maturities             2,954,181             3,492,857
Deferred income taxes                                                        748,000               748,000

                           Total liabilities                              15,268,814            15,634,971

Stockholders' equity:
     Preferred stock:
         $.01 par value; authorized 5,000 shares; no shares issued
              and outstanding                                                  -                       -
     Common stock:
         $.01 par value; authorized 20,000,000 shares; issued and
              outstanding 5,524,761 and 5,440,256, respectively               55,248                54,403
     Additional paid in capital                                            5,009,911             5,044,934
     Retained earnings                                                     6,792,081             6,042,154
                                                                          11,857,240            11,141,491


Less:
     Treasury stock, at cost, 30,319 and 10,295 shares at
     June 30, 1998 and December 31, 1997, respectively                       (31,188)              (29,815)
                                       Total stockholders' equity         11,826,052            11,111,676
                            Total liabilities and stockholders' equity  $ 27,094,866         $  26,746,647



     See accompanying notes to unaudited Consolidated Financial Statements

                              DISC GRAPHICS, INC.

                       Consolidated Statements of Income
           For the Three and Six Months Ended June 30, 1998 and 1997
                                  (unaudited)



                                          Three Months Ended June 30,                 Six Months Ended June 30,
                                           1998                 1997                   1998                1997

Net sales                                 $14,305,668      $11,065,030                $26,918,128       $22,262,868
Cost of sales                              10,465,860        8,374,657                 20,180,888        16,589,463

          Gross profit                      3,839,808        2,690,373                  6,737,240         5,673,405

Operating Expenses:
      Selling and shipping                  1,455,147        1,018,049                  2,828,901         1,968,122
      General and administrative            1,169,153        1,114,730                  2,325,189         2,157,816

          Operating income                  1,215,508          557,594                  1,583,150         1,547,467

Interest expense, net                         170,653          150,261                    341,610           299,628

Income before provision for income taxes    1,044,855          407,333                  1,241,540         1,247,839

Provision for income taxes                    412,615          162,807                    491,616           499,010

      Net income                         $    632,240     $    244,526               $    749,924     $     748,829

      Net income per share:

          Basic                          $        .12     $        .05               $        .14     $         .14

          Diluted                        $        .12     $        .05               $        .14     $         .14

      Weighted average number of shares outstanding

          Basic                             5,450,066        5,368,358                  5,439,994         5,368,889

          Diluted                           5,462,409        5,377,279                  5,454,930         5,376,814



     See accompanying notes to unaudited Consolidated Financial Statements

                              DISC GRAPHICS, INC.

                      Consolidated Statement of Cash Flows
                For the Six Months Ended June 30, 1998 and 1997
                                  (unaudited)


                                                                                 June 30, 1998      June 30, 1997

Cash flows from operating activities:
      Net income                                                               $  749,924             $   748,829
      Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
               Depreciation and amortization                                      979,409               1,000,368
               Allowance for doubtful accounts                                    194,059                 166,481
               Change in assets and liabilities, net of acquisition of
                   business:
                       Accounts receivable                                       (605,872)               (783,428)
                       Inventory                                                 (312,783)               (384,180)
                       Prepaid expenses and other current assets                  (11,647)                 76,969
                       Accounts payable and accrued expenses                      610,076                 174,996
                       Income taxes payable                                       242,485              (1,088,181)
                       Security deposits and other assets                        (143,702)                 59,974

                         Total adjustments                                        952,025                (777,001)

                         Net cash provided by (used in) operating activities    1,701,949                 (28,172)

Cash flows from investing activities:
      Capital expenditures                                                       (495,707)             (1,782,340)
      Purchase of net assets of business acquired                                   2,626
      Proceeds from sale of equipment                                              21,900

                         Net cash used in investing activities                   (471,181)             (1,782,340)

Cash flows from financing activities:
      Proceeds of long-term debt, net of repayments                              (479,069)              1,323,701
      Principal payments of equipment notes payable                              (227,278)               (230,611)
      Principal payments of capital lease obligations                            (512,371)               (371,957)
      Borrowings under long-term debt capital lease obligations                                         1,026,363
      Payments of notes receivable                                                 24,579                  68,172
      Purchase of Treasury stock                                                   (1,175)                 (4,681)
      Purchase of warrants                                                        (34,375)

                         Net cash provided by (used in) financing activities   (1,229,689)              1,810,987

Net increase in cash                                                                1,079                     475

Cash and cash equivalents at December 31                                           31,753                  30,859

Cash and cash equivalents at June 30                                        $      32,832               $  31,334




     See accompanying notes to unaudited Consolidated Financial Statements

                              DISC GRAPHICS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Operation and Summary of Significant Accounting Policies:

General

     The financial statements included herein have been prepared by Disc Graphics, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures made herein are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1997. The December 31, 1997 figures included herein were derived from such audited Consolidated Financial Statements. In the opinion of management, the information furnished herein reflects all adjustments that are necessary to present fairly such information.

Earnings Per Share

     Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128. Basic earnings per share is computed by dividing income available to common stockholders (which, for the Company, equals its recorded net income) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if all securities exercisable or exchangeable for or convertible into shares of common stock that were outstanding during the period, such as stock options and warrants, were exercised or exchanged for or converted into shares of common stock. The computation of weighted average shares outstanding used in the calculation of diluted earnings per share does not include shares of common stock that would be issuable upon the exercise of the Company's outstanding Class A Warrants, because the exercise price of such warrants exceeded the market price of the Company's common stock during the relevant periods.

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

Inventories

      Inventories consist of the following:

                                                       June 30, 1998            December 31, 1997

          Raw materials                                   $1,669,313            $1,412,613
          Work-in-process                                    432,640               359,743
          Finished goods                                     117,524               134,338
                                                          $2,219,477            $1,906,694

New Accounting Pronouncements

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement and be displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available for sale. The Company has no elements of other comprehensive income other than net income; therefore, comprehensive income equals reported net income.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. Adoption of this Statement is not expected to have a material impact on information previously disclosed in the Company's consolidated financial statements.

                              DISC GRAPHICS, INC.

     This Form 10-Q contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied by such statements. Such risks, uncertainties, and other important factors include, among others: the potential inability of the Company to implement its acquisition, marketing and other business strategies; the amounts required for capital expenditures in future periods; the availability and cost of materials; and industry conditions. Such forward-looking statements speak only as of the date of this Report, and the Company disclaims any obligation or undertaking to update such statements. Each forward-looking statement that the Company believes is material is accompanied by one or more cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, in other sections of this Form 10-Q, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing forward-looking statements, readers are urged to read carefully all such cautionary statements.

Item 2. Management's Discussion and Analysis of Financial Conditions And Results of Operations

General

     The following discussion and analysis of the financial condition and results of operations of Disc Graphics, Inc. and its subsidiaries (collectively "Disc Graphics" or the "Company") for the three-month and six-month periods ended June 30, 1998 should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Report, and the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission (the "1997 Form 10-K").

Results of Operations for the Three Months Ended June 30, 1998 and 1997

Net Sales

     Net sales for the three months ended June 30, 1998 were $14,305,668 compared to $11,065,030 for the same period in 1997, representing an increase of $3,240,638, or 29%. Net sales of most of the Company's products contributed to this increase, with the largest increases recognized in net sales of video and entertainment software packaging, consumer product packaging, and commercial printing, as discussed below. In recent periods, the Company has experienced significant industry-wide pressure to reduce the per-unit prices of its video, music and audio packaging and commercial printing products. The Company has overcome the effects of such price reductions by increasing the unit volume of sales of such products through intensified marketing efforts and expansion of its sales force and customer service department. A significant portion of the Company's marketing efforts have been focused on increasing sales of higher-margin, custom-designed specialty packaging items in its entertainment software and consumer product categories.

     Video and Entertainment Software Packaging: Net sales of video and entertainment software packaging increased $1,385,410, or 41%, from the second quarter of 1997. This increase resulted from the Company's combined focus on increasing both unit sales volume and sales of specialty packaging items within this category.

     Consumer Product Packaging: Net sales of consumer product packaging increased $698,804, or 27%, from the second quarter of 1997, resulting primarily from the Company's success in penetrating national markets, as wellas its continued focus on growing its existing customer base.

     Commercial Printing: Net sales of products in the commercial printing category increased by $569,915, or 41%, from the second quarter of 1997, as a direct result of increased sales volume attributable to the Indiana facility acquired by the Company in October 1997.

     Music and Audio Packaging: Net sales of music and audio packaging products increased by $451,384, or 23%, from the second quarter of 1997, primarily as a result of increased unit volume in sales of compact disc ("CD") packaging.

     Labels: Net sales of labels increased by $367,386, or 54%, from the second quarter of 1997, primarily due to refinement of the Company's pricing schedules and improvements in product quality and production times.

     Pharmaceutical and Vitamin Packaging: Net sales of pharmaceutical and vitamin packaging products for the quarter declined $232,261, or 23%, from the second quarter of 1997, as a result of the Company's decision to concentrate on the development of more profitable accounts within this category, at the expense of less profitable accounts.

Gross Profit

     The Company recognized gross profit of $3,839,808 (27% of total net sales) for the three months ended June 30, 1998, as compared to $2,690,373 (24% of total net sales) for the same period in 1997, representing an increase of $1,149,435, or 43%. This increase resulted primarily from increased net sales, coupled with reduced costs as a percentage of net sales. Inflationary increases in certain costs, including wages, overhead and materials, were more than offset by cost savings attributable to capital expenditures in new equipment which resulted in an improvement in manufacturing efficiencies. The Company's strategy of penetrating national markets resulted in greater earnings in the second quarter of 1998 than in the first quarter. This was a result of such manufacturing efficiencies and certain improved processes, which improved the Company's ability to serve its national customers. In addition, the Company has continued to focus on controlling its fixed manufacturing costs, in an effort to maximize profit margins.

Selling, General, and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1998 were $2,624,300 (18% of net sales) compared to $2,132,779 (19% of net sales) for the same period a year ago, an increase of $491,521 or 23%. This increase in SG&A expenses was due primarily to SG&A expenses incurred by the Indiana facility acquired in October 1997 and expansion of the Company's sales force and customer service department, as well as normal inflationary increases and other revenue-driven expenses, such as freight charges and commissions. In the second quarter of 1998, the Company experienced a slight improvement (a 1% decrease) in SG&A as a percentage of net sales. This improvement is directly attributable to the Company's investment in its sales force and customer service department, which resulted in an increase in total net sales.

Interest Expense

     Interest expense for the three months ended June 30, 1998 was $170,653 compared to $150,261 for the same period of the prior year. Interest expense includes interest on notes payable to the Company's bank lender and capital lease obligations on equipment. The increase in interest expense resulted from increased borrowing related to the 1997 acquisition of the Indiana facility and additional Company-wide capital investments.

Income Taxes

     The provision for income taxes for the three months ended June 30, 1998 was $412,615 compared to $162,807 for the same period in 1997, an increase of approximately $250,000. This increase was due to the increase in pre- tax income, with no significant change in the effective tax rate.

Net Income

     Net income for the three months ended June 30, 1998 was $632,240, compared to $244,526 for the same period of the prior year, an increase of $387,714, or 159%. This increase in net income was a result of the increase in net sales, the improvement in gross profit, and a reduction in SG&A as a percentage of net sales.

Results of Operations for the Six Months Ended June 30, 1998 and 1997

Net Sales

     Net sales for the six months ended June 30, 1998 were $26,918,128 compared to $22,262,868 for the same period in 1997, representing an increase of $4,655,260, or 21%. Most of the Company's product categories contributed to this increase, with the largest increases recognized in net sales of video and entertainment software packaging, commercial printing, music and audio packaging and consumer product packaging. As discussed above, the Company has offset the effects of recent industry-wide pricing pressures by increasing the unit volume of sales of its video, music, and audio packaging and commercial printing products, through intensified marketing efforts and expansion of its sales force and customer service department. A significant portion of the Company's marketing efforts have been focused on increasing sales of higher-margin, custom-designed specialty packaging items in its entertainment software and consumer product categories. See "Results of Operations for the Three Months Ended June 30, 1998 and 1997."

     Video and Entertainment Software Packaging: Net sales of video and entertainment software packaging increased $1,427,064, or 20%, from the first six months of 1997. This increase resulted from the Company's combined focus on increasing unit sales volumes and sales of specialty packaging items in this category.

     Commercial Printing: Net sales of products in the commercial printing category increased by $1,329,655, or 49%, from the first six months of 1997, as a direct result of increased sales volume attributable to the Indiana facility acquired by the Company in October 1997.

     Music and Audio Packaging: Net sales of music and audio packaging products increased by $967,004, or 27%, from the first six months of 1997, primarily as a result of increased unit volume in sales of CD packaging.

     Consumer Product Packaging: Net sales of consumer product packaging increased $678,192, or 12%, from the first six months of 1997, resulting primarily from the Company's success in penetrating national markets, as well as its continued focus on growing its existing customer base.

     Labels: Net sales of labels increased by $400,651, or 30%, from the first six months of 1997, primarily due to refinement of the Company's pricing schedules and improvements in product quality and production times.

     Pharmaceutical and Vitamin Packaging: Net sales of pharmaceutical and vitamin packaging products for the six months ended June 30, 1998 declined $147,306, or 8%, from the same period in 1997, as a result of the Company's decision to concentrate on the development of more profitable accounts within this category, at the expense of less profitable accounts.

Gross Profit

     The Company recognized gross profit of $6,737,240 (25% of total net sales) for the six months ended June 30, 1998, as compared to $5,673,405 (also 25% of total net sales) for the same period in 1997, representing an increase of $1,063,835, or a 19% increase in gross profit from the 1997 comparison period. This increase resulted primarily from increased net sales. Inflationary increases in certain costs, including wages, overhead and materials, were more than offset by cost savings attributable to capital expenditures in new equipment, which resulted in an improvement in manufacturing efficiencies. In addition, the Company has continued to focus on controlling its fixed manufacturing costs, in an effort to maximize profit margins.

Selling, General, and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 1998 were $5,154,090 (19% of net sales) compared to $4,125,938 (19% of net sales) for the same period a year ago, an increase of $1,028,152 or 25%. This increase in SG&A expenses was due primarily to SG&A expenses incurred by the Indiana facility acquired in October 1997 and expansion of the Company's sales force and customer service department, as well as normal inflationary increases and other revenue-driven expenses, such as freight charges and commissions.

Interest Expense

     Interest expense for the six months ended June 30, 1998 was $341,610, compared to $299,628 for the same period of the prior year. The increase in interest expense resulted from increased borrowing related to the 1997 acquisition of the Indiana facility and additional Company-wide capital investments.

Income Taxes

     The provision for income taxes for the six months ended June 30, 1998 was $491,616, compared to $499,010 for the same period in 1997, a decrease of $7,394. The provision for income taxes and the Company's effective tax rate remained relatively unchanged between the comparison periods.

Net Income

     Net income for the six months ended June 30, 1998 was $749,924, compared to $748,829 for the same period of the prior year, remaining virtually unchanged. However, net income for the second quarter of 1998 increased $387,714 from the second quarter of 1997, offsetting the reduction in net income experienced in the first quarter of 1998 as compared to the first quarter of 1997. Such reduction was due primarily to reduced gross profit associated with the Company's penetration of national markets in the consumer product packaging category. See "Results of Operations for the Three Months Ended June 30, 1998 and 1997 - Net Income."

Liquidity and Capital Resources

     The primary source of cash for the Company's business has been cash flow from operations and borrowing under the Company's revolving credit agreement. As of June 30, 1998, the Company had working capital of $7,245,849 and $1,685,000 outstanding under its revolving credit facility. Net cash provided by operating activities for the six months ended June 30, 1998 was $1,701,949, due to increased net income and non-cash related expenses.

     The Company anticipates additional capital expenditures of approximately $1,500,000 for the remainder of 1998, primarily for the purchase of manufacturing equipment to increase capacity and further improve plant efficiencies. However, capital expenditures in future periods may vary depending upon the future costs of such equipment, the rate of obsolescence of the Company's existing equipment, unanticipated purchases of equipment, and other factors. The Company intends to finance such capital expenditures through capital leases. In addition, consistent with its growth strategy, the Company may expend between $4 million and $6 million during the remainder of 1998, in the event it identifies and consummates acquisitions of compatible businesses. There can be no assurance that the Company will successfully identify and/or consummate any acquisitions of such businesses or realize any financial benefit therefrom. The Company plans to finance any such acquisitions through conventional bank financing and capital leases, but there can be no assurance that such acquisitions will not be financed in part through the issuance of stock or stock options, which are not expected to be material.

Year 2000 Date Conversion

     On March 1, 1997, the Company implemented a fully-integrated computer system. In preparing the system specification for vendor selection, the Company required that the system be Year 2000 compliant. The software used in the newly-implemented system uses a five-bit date field compared to the standard two-bit date field and calculates the date incrementally from a fixed past date. For example, with a fixed date of March 1, 1916, the system can calculate incrementally 99,999 days from that fixed date, approximately until year 2272. Consequently, the software will accommodate the millennium rollover. In addition to the above-mentioned computer system, the Company also relies heavily on computer-controlled equipment such as presses and sheeters, specialized computers, software and the external systems of its suppliers, and is dependent upon vendors whose systems may or may not be Year 2000 compliant.

     The Company recently established a Year 2000 Compliance Committee to assess the impact of the Year 2000 problem on the Company's business. The Committee is comprised of representatives from all major departments and all facilities within the Company. The goal of the Committee is to ensure that all critical computers and programs are Year 2000 compliant. The Committee is taking steps to obtain Year 2000 certifications from each of its trade vendors, software manufacturers and equipment manufacturers. The Committee will also establish a program to test each computer and each piece of equipment that utilizes a computer to control or monitor its operations. While the Company believes it will be Year 2000 compliant, there can be no assurance that the Company will successfully identify all systems or vendors which are not Year 2000 compliant or that its business will not be materially adversely affected by any such non-compliance.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the opinion of the Company's management, there are no pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, which either individually or in the aggregate are likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 2.  Changes in Securities

     During the second quarter of 1998, a holder of 548,300 of the Company's outstanding Class A Redeemable Common Stock Purchase Warrants (the "Warrants") tendered all such warrants to the Company. In exchange for the tendered Warrants, in May 1998 the Company issued to such holder one share of its Common Stock, par value $.01 per share (the "Common Stock") for every 8.5 Warrants tendered (the "Exchange Rate"), or an aggregate of 64,505 shares of its Common Stock. In addition, during the second quarter of 1998, Allen & Company Incorporated ("Allen & Co.") tendered to the Company 170,000 of the Company's outstanding Warrants held by such holder. In exchange for the tendered Warrants, in June 1998 the Company issued shares of its Common Stock at the same Exchange Rate, issuing an aggregate of 20,000 shares of its Common Stock to Allen & Co. Each of the foregoing exchanges between the Company and its existing holders of outstanding

Warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof. All of the Warrants tendered in the foregoing exchanges were canceled.

     In July 1998, the Company was approached by Allen & Co. with respect to its tender of 204,000 additional Warrants in exchange for additional shares of Common Stock at the Exchange Rate. The Company has agreed in principle to consummate the proposed exchange and in connection therewith to issue an additional 24,000 shares of Common Stock to such holder. Consumption of this exchange is expected to occur in the third quarter, but is subject to execution of definitive documentation and certain other factors.

     Also in June 1998, the Company purchased an aggregate of 100,000 Warrants in the market in two separate transactions (50,000 at $.375 and 50,000 at $.2813, plus commissions). The Company has canceled and retired those outstanding warrants.

     After giving effect to all of the foregoing Warrant transactions, the total number of outstanding Warrants will be reduced from 2,264,405 at December 31, 1997 to 1,242,105 upon consummation of the final transaction expected to occur in the third quarter of 1998.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 10, 1998, the Company held its Annual Meeting of Stockholders. The stockholders elected Donald Sinkin and Daniel A. Levinson as the Class II directors, to serve until the Annual Meeting of Stockholders in 2001 or until their successors are chosen and qualified. Mr. Sinkin and Mr. Levinson each received 4,959,246 votes in favor of his election, with 253,900 votes withheld, no abstentions and no broker non-votes. The stockholders also ratified the appointment of KPMG Peat Marwick LLP as independent auditors for 1998, with 5,209,146 votes in favor, 4,000 votes opposed, no abstentions and no broker non-votes.

Item 5.  Other Information

         Not applicable.

Item 6(a)         Exhibits

     The  Exhibits  to this  Quarterly  Report  on Form  10-Q are  listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

Item 6(b)         Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended June 30, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DISC GRAPHICS, INC.
                              (Registrant)



August 13, 1998               /s/ Donald Sinkin
                              Donald Sinkin - President





August 13, 1998               /s/ Margaret Krumholz
                              Margaret Krumholz - Chief Financial Officer

                              DISC GRAPHICS, INC.

                         Quarterly Report on Form 10-Q
                   for the Fiscal Quarter Ended June 30, 1998


                                 EXHIBIT INDEX


Exhibit
Number   Description

10.1      Letter agreement dated April 21, 1998,  between the Company and Robert
          A. Mayer, relating to the exchange of 548,300 Warrants for 64,505 shares of Common Stock.

10.2 Letter agreement dated May 20, 1998, between the Company and Allen & Company Incorporated, relating to the exchange of 170,000 Warrants for 20,000 shares of Common Stock

27.1      Financial Data Schedule