Form 10-Q
period 1998-09-30
DISC GRAPHICS INC /DE/
filed 1998-11-17
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                       OR

[ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



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

                                 Yes [X] No [ ]

As of September 30, 1998, 5,518,412 shares of the Registrant's Common Stock, par value $.01, were outstanding.

                               DISC GRAPHICS, INC.
                                    FORM 10-Q
                        Quarter Ended September 30, 1998


                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION ................................................2

Item 1    Financial Statements
               Consolidated Balance Sheets as of September 30, 1998 (unaudited)
                    and December 31, 1997......................................3
               Consolidated Statements of Income (unaudited) for the
                    Three and Nine Months ended September 30, 1998 and 1997 ...4
               Consolidated Statements of Cash Flows (unaudited) for the
                    Nine Months ended September 30, 1998 and 1997 .............5
               Notes to Unaudited Consolidated Financial Statements ...........6

Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations ......................................8


PART II - OTHER INFORMATION ..................................................14

Item 1    Legal Proceedings ..................................................14

Item 2    Changes in Securities ..............................................14

Item 3    Defaults Upon Senior Securities ....................................14

Item 4    Submission of Matters to a Vote of Security Holders ................14

Item 5    Other Information ..................................................14

Item 6(a) Exhibits ...........................................................14

Item 6(b) Reports on Form 8-K ................................................14

Signatures....................................................................15


                         PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

          See pages 3-5.


                               DISC GRAPHICS, INC.

                           Consolidated Balance Sheets
           As of September 30, 1998 (unaudited) and December 31, 1997

                                                                          September 30,        December 31,
                                                                              1998                 1997
                                                                           (unaudited)
Assets
Current assets:
     Cash                                                              $      68,054         $      31,753
     Accounts receivable, net of allowance for doubtful accounts
         of $1,393,000 and $1,162,000, respectively                       12,850,503            11,698,364
     Inventories                                                           2,490,718             1,906,694
     Prepaid expenses and other current assets                               318,680               389,659
     Deferred income taxes                                                   549,000               549,000
                                                                             -------               -------

                  Total current assets                                    16,276,955            14,575,470

     Plant and equipment, net                                             10,363,458            10,510,266
     Goodwill, net of amortization of $199,787 and $125,994, respectively  1,287,368             1,379,408
     Security deposits and other assets                                      462,795               281,503
                                                                             -------               -------

                  Total assets                                         $  28,390,576         $  26,746,647
                                                                       =============         =============

Liabilities and Stockholders' Equity
Current liabilities:
     Current maturities of equipment notes payable                     $     139,523         $     451,403
     Current portion of long-term debt                                       139,115               103,530
     Current maturities of capitalized lease obligations payable           1,433,053             1,069,209
     Accounts payable and accrued expenses                                 5,957,090             5,007,072
     Income taxes payable                                                  1,068,715               509,927
                                                                           ---------               -------

                  Total current liabilities                                8,737,496             7,141,141

Long term debt                                                             1,747,500             2,805,113
Equipment notes payable, less current maturities                              77,009             1,447,860
Capitalized lease obligations payable, less current maturities             4,304,081             3,492,857
Deferred income taxes                                                        748,000               748,000
                                                                             -------               -------

                  Total liabilities                                       15,614,086            15,634,971

Stockholders' equity:
     Preferred stock:
         $.01 par value; authorized 5,000 shares; no shares issued
              and outstanding                                                     --                    --
     Common stock:
         $.01 par value; authorized 20,000,000 shares; issued
              5,548,761 and 5,440,256, respectively                           55,488                54,403
     Additional paid in capital                                            5,009,671             5,044,934
     Retained earnings                                                     7,742,667             6,042,154
                                                                           ---------             ---------
                                                                          12,807,826            11,141,491
Less:
     Treasury stock, at cost, 30,349 and 10,295 shares at
     September 30, 1998 and December 31, 1997, respectively                  (31,336)              (29,815)
                                                                             -------               -------
     Total stockholders' equity                                           12,776,490            11,111,676
                                                                          ----------            ----------

     Total liabilities and stockholders' equity                        $  28,390,576         $  26,746,647
                                                                       =============         =============

      See accompanying notes to unaudited Consolidated Financial Statements

                                       -3-

                               DISC GRAPHICS, INC.

                        Consolidated Statements of Income
         For the Three and Nine Months Ended September 30, 1998 and 1997
                                   (unaudited)


                           Three Months Ended September 30           Nine Months Ended September 30
                             1998         1997                           1998       1997


Net Sales                  $  15,674,053       $   13,233,758       $  42,592,181        $  35,496,626
Cost of sales                 11,225,936            9,609,412          31,406,824           26,198,875
                              ----------            ---------          ----------           ----------

    Gross Profit               4,448,117            3,624,346          11,185,357            9,297,751

Operating Expenses:
Selling and shipping           1,725,206            1,029,066           4,554,107            2,997,188
General and administrative       968,397            1,089,780           3,293,586            3,247,596
                                 -------            ---------           ---------            ---------

    Operating income           1,754,514            1,505,500           3,337,664            3,052,967

Interest expense, net            170,202              174,541             511,812              474,169
                                 -------              -------             -------              -------

Income before provision
  for income taxes             1,584,312            1,330,959           2,825,852            2,578,798

Provision for income taxes       633,724              532,510           1,125,339            1,031,520
                                 -------              -------           ---------            ---------

    Net Income             $     950,588       $      798,449       $   1,700,513        $   1,547,278
                           =============       ==============       =============        =============

Net Income per share:

         Basic             $         .17       $          .15       $         .31        $         .29

         Diluted           $         .17       $          .15       $         .31        $         .29

Weighted average number of shares outstanding


    Basic                      5,499,378            5,383,364           5,459,789           5,372,500

    Diluted                    5,518,486            5,393,088           5,476,566           5,381,062










      See accompanying notes to unaudited Consolidated Financial Statements


                               DISC GRAPHICS, INC.

                      Consolidated Statement of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997
                                   (unaudited)


                                                                        September 30, 1998              September 30, 1997

Cash flows from operating activities:
Net income                                                              $ 1,700,513                   $  1,547,278
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
    activities:
        Depreciation and amortization                                     1,489,437                      1,521,564
        Allowance for doubtful accounts                                     402,499                        264,816
            Change in assets and liabilities, net of acquisition of business:
               Accounts receivable                                       (1,554,638)                    (2,798,830)
               Inventory                                                   (584,024)                       (29,271)
               Prepaid expenses and other current assets                     55,729                        320,843
               Accounts payable and accrued expenses                        950,018                        618,441
               Income taxes payable                                         558,788                       (570,783)
               Security deposits and other assets                          (196,292)                        42,571
                                                                           --------                         ------

                   Net cash provided by operating activities              2,822,030                        916,629
                                                                          ---------                        -------

Cash flows from investing activities:
    Capital expenditures                                                   (702,803)                    (1,037,569)
    Purchase of net assets of business acquired                              18,211
    Proceeds from sale of equipment                                          21,900                         55,200
                                                                             ------                         ------

                   Net cash used in investing activities                   (662,692)                      (982,369)
                                                                           --------                       --------

Cash flows from financing activities:
    Proceeds of long-term debt, net of (repayments)                       1,022,028)                     1,046,115
    Principal payments of equipment notes payable                          (236,722)                      (346,011)
    Principal payments of capital lease obligations                      (1,574,178)                      (609,040)
    Borrowings under long-term debt capital lease obligations               745,589                          ----
    Purchase of treasury stock                                               (1,323)                        (5,154)
    Purchase of warrants                                                    (34,375)                         ----
    Expenses incurred in relation to the exchange offer                       ----                         (19,454)
                                                                          ---------                        -------

                   Net cash provided by (used in) financing activities   (2,123,037)                        66,456
                                                                         ----------                         ------

Net increase in cash                                                         36,301                            716

Cash at December 31                                                          31,753                         30,859
                                                                             ------                         ------

Cash at September 30                                                   $     68,054                   $     31,575
                                                                       ============                   ============








     See accompanying notes to unaudited Consolidated Financial Statements.

                                     -5-
FF2/113357_1

                               DISC GRAPHICS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Note 1 - Organization, Operation and Summary of Significant Accounting Policies:

General
-------

      The consolidated financial statements included herein have been prepared by Disc Graphics, Inc., and its subsidiaries (collectively, the "Company") without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures made herein are adequate to make the information presented not misleading, it is recommended that these consolidated financial statements be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1997. The December 31, 1997 figures included herein were derived from such audited Consolidated Financial Statements. In the opinion of management, the information furnished herein reflects all normal recurring adjustments that are necessary to present fairly such information.

Earnings Per Share
------------------

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

Inventories
-----------

      Inventories consist of the following:

                                  September 30, 1998           December 31, 1997

          Raw materials                 $1,966,492                    $1,412,613
          Work-in-process                  467,617                       359,743
          Finished goods                    56,609                       134,338

                                        $2,490,718                    $1,906,694

Non-Cash Financing and Investing Activities
-------------------------------------------

      Capital lease obligations of $2,003,657 were incurred in 1998 when the Company entered into leases for new machinery and equipment.

New Accounting Pronouncements
-----------------------------

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in annual consolidated financial statements and be displayed with the same prominence as other items in annual consolidated financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available for sale. The Company has no elements of other comprehensive income other than net income; therefore, comprehensive income equals reported net income.

      In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual consolidated financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. Adoption of this Statement is not expected to have a material impact on information previously disclosed in the Company's consolidated financial statements.

     Recently the FASB issued statements No. 132 and 133 related to "Pensions and Other Postretirement Benefit Disclosures" and "Accounting for Derivative Instruments and Hedging Activities," respectively. Statement No. 132 is not applicable to the Company, and Statement No. 133 has not yet been determined to be applicable, but in any event is not expected to be material to the financial statements of the Company.

                               DISC GRAPHICS, INC.

      This Form 10-Q contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied by such statements. Such risks, uncertainties, and other important factors include, among others: the Company's ability to sustain current growth rates in net sales of certain product categories; the potential inability of the Company to implement its marketing and other business strategies; the amounts required for capital expenditures in future periods; the availability and cost of materials; potential effects of Year 2000 problems on the Company's business; and continuing industry-wide pricing pressures and other industry conditions. Such forward-looking statements speak only as of the date of this Report, and the Company disclaims any obligation or undertaking to update such statements. Each forward- looking statement that the Company believes is material is accompanied by one or more cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, in other sections of this Form 10-Q, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing forward-looking statements, readers are urged to read carefully all such cautionary statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

     The following discussion and analysis of the financial condition and results of operations of Disc Graphics, Inc. and its subsidiaries (collectively "Disc Graphics" or the "Company") for the three-month and nine-month periods ended September 1998 should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Report, and the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission (the "1997 Form 10-K"). Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

Results of Operations for the Three Months Ended September 30, 1998 and 1997
----------------------------------------------------------------------------

Net Sales
---------

      Net sales for the three months ended September 30, 1998 were $15,674,053 compared to $13,233,758 for the same period in 1997, representing an increase of $2,440,295, or 18%. Net sales of most of the Company's products contributed to this increase, with the largest increases recognized in net sales of video and entertainment software packaging and commercial printing, as discussed below. In recent periods, the Company has experienced significant industry-wide pressure to reduce the per-unit prices of its video, music and audio packaging products. The Company has overcome the effects of such price reductions by increasing the unit volume of sales of such products through intensified marketing efforts and expansion of its sales force and customer service department. A significant portion of the Company's marketing efforts have been focused on increasing sales of higher-margin, custom-designed specialty packaging items in its entertainment software and consumer product categories.

      Video and Entertainment Software Packaging: Net sales of video and entertainment software packaging products increased by $1,329,000, or 36%, from the third quarter of 1997. This increase was the result of the Company's combined focus on increasing both unit sales volume and sales of specialty packaging items within this category. The Company has continued to experience exceptional growth in entertainment software packaging.

      Commercial Printing: Net sales of products in the commercial printing category increased by $1,095,000, or 82%, from the third quarter of 1997, resulting primarily from increased sales volume attributable to the Indiana facility acquired by the Company in October 1997.

      Consumer Product Packaging: Net sales of consumer product packaging increased $267,000, or 7%, from the third quarter of 1997, resulting primarily from the Company's success in penetrating national accounts, as well as its continued focus on expanding its existing customer base. The national accounts have contributed to increases in sales volume; however, this increased sales volume has been partially offset by related pricing discounts.

      Music and Audio Packaging: Net sales of music and audio packaging products increased by $252,000, or 10%, from the third quarter of 1997, primarily as a result of increased unit volume in sales of compact disc ("CD") packaging.

      Labels: Net sales of labels increased by $165,000, or 25%, from the third quarter of 1997, primarily due to expansion in new markets and improvements in product quality and production times.

      Pharmaceutical and Vitamin Packaging: Net sales of pharmaceutical and vitamin packaging products for the quarter declined $668,000, or 51%, from the third quarter of 1997, as a result of the Company's decision to move from private label business to national brand business. This strategy is intended to produce higher margins over the long term.

Gross Profit
------------

      The Company recognized gross profit of $4,448,117 (28% of total net sales) for the three months ended September 30, 1998, as compared to $3,624,346 (27% of total net sales) for the same period in 1997, representing an increase of $823,771, or 23%. This increase resulted primarily from increased net sales, coupled with reduced costs as a percentage of net sales. The Company's planned replacement of a major press during this quarter resulted in downtime and capacity constraints. This caused a substantial increase ($857,100 or 111%) in the cost of outsourcing work in the three months ended September 30, 1998 compared to the same period in 1997. This cost, along with normal inflationary cost increases, were offset by the Company's continued focus on both manufacturing efficiencies and managing fixed costs, resulting in total cost of sales declining as a percent of revenue to 72% from 73%.

Selling, General, and Administrative Expenses
---------------------------------------------

      Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1998 were $2,693,603 (17% of net sales) compared to $2,118,846 (16% of net sales) for the same period a year ago, an increase of $574,757 or 27%. This increase in SG&A expenses was due primarily to SG&A expenses incurred by the Indiana facility acquired in October 1997 and expansion of the Company's sales force and customer service department, as well as normal inflationary increases and other revenue-driven expenses, such as freight charges and commissions.

Interest Expense
----------------

      Interest expense for the three months ended September 30, 1998 was $170,202 compared to $174,541 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility and under capital lease obligations on equipment. The slight decrease is due to the decline in the average borrowing under the Company's revolving credit facility.

Income Taxes
------------

      The provision for income taxes for the three months ended September 30, 1998 was $633,724 compared to $532,510 for the same period in 1997, an increase of $101,214. This increase was due to the increase in pre-tax income, with no significant change in the effective tax rate.

Net Income
----------

      Net income for the three months ended September 30, 1998 was $950,588, compared to $798,449 for the same period of the prior year, an increase of $152,139, or 19%. This increase in net income was a result of the increase in net sales and the improvement in gross profit as a percentage of net sales.

Results of Operations for the Nine Months Ended September 30, 1998 and 1997
---------------------------------------------------------------------------

Net Sales
---------

      Net sales for the nine months ended September 30, 1998 were $42,592,181 compared to $35,496,626 for the same period in 1997, representing an increase of $7,095,555, or 20%. Most of the Company's product categories contributed to this increase, with the largest increases recognized in net sales of video and entertainment software packaging, commercial printing, music and audio packaging and consumer product packaging. As discussed above, the Company has offset the effects of recent industry-wide pricing pressures by increasing the unit volume of sales of its video, music and audio packaging products through intensified marketing efforts and expansion of its sales force and customer service department. A significant portion of the Company's marketing efforts have been focused on increasing sales of higher-margin, custom-designed specialty packaging items in its entertainment software and consumer product categories. The Company has also moved from private label to national brand customers in its pharmaceutical and vitamin packaging to enhance operating results. See "Results of Operations for the Three Months Ended September 30, 1998 and 1997 - Pharmaceutical and Vitamin Packaging."

      Video and Entertainment Software Packaging: Net sales of video and entertainment software packaging increased $2,757,000, or 26%, from the first nine months of 1997. This increase resulted from the Company's combined focus on increasing unit sales volumes and sales of specialty packaging items in this category.

      Commercial Printing: Net sales of products in the commercial printing category increased by $2,425,000, or 60%, from the first nine months of 1997, as a direct result of increased sales volume attributable to the Indiana facility acquired by the Company in October 1997.

      Music and Audio Packaging: Net sales of music and audio packaging products increased by $1,219,000, or 20%, from the first nine months of 1997, primarily as a result of increased unit volume in sales of CD packaging.

      Consumer Product Packaging: Net sales of consumer product packaging increased $944,000, or 10%, from the first nine months of 1997, resulting primarily from the Company's success in penetrating national accounts, as well as its continued focus on growing its existing customer base.

      Labels: Net sales of labels increased by $566,000, or 28%, from the first nine months of 1997, primarily due to expansion in new markets and improvements in product quality and production times.

      Pharmaceutical and Vitamin Packaging: Net sales of pharmaceutical and vitamin packaging products for the nine months ended September 30, 1998 declined $816,000, or 26%, from the same period in 1997, as a result of the Company's decision to move from private label business to national brand business. This strategy is intended to produce higher margins over the long term.

Gross Profit
------------

      The Company recognized gross profit of $11,185,357 (26% of total net sales) for the nine months ended September 30, 1998, as compared to $9,297,751 (also 26% of total net sales) for the same period in 1997, representing an increase of $1,887,606, or a 20% increase in gross profit from the 1997 comparison period. This increase resulted primarily from increased net sales. As discussed above, the Company replaced a press during the third quarter ended September 30, 1998. The resulting downtime and capacity constraints contributed to increased costs in outsourcing work. The Company also experienced inflationary increases in certain costs, including wages, overhead and materials, which were all more than offset by cost savings attributable to capital expenditures in new equipment, which resulted in an improvement in manufacturing efficiencies. The Company has also continued to focus on controlling its fixed manufacturing costs, in an effort to maximize profit margins. See "Results of Operations for the Three Months Ended September 30, 1998 and 1997 - Gross Profit."

Selling, General, and Administrative Expenses
---------------------------------------------

      Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 1998 were $7,847,693 (18% of net sales) compared to $6,244,784 (18% of net sales) for the same period a year ago, an increase of $1,602,909 or 26%. This increase in SG&A expenses was due to SG&A expenses incurred by the Indiana facility acquired in October 1997 and expansion of the Company's sales force and customer service department, as well as normal inflationary increases and other revenue-driven expenses, such as freight charges and commissions.

Interest Expense
----------------

      Interest expense for the nine months ended September 30, 1998 was $511,812, compared to $474,169 for the same period of the prior year. The increase in interest expense resulted from increased borrowing related to the 1997 acquisition of the Indiana facility and additional Company-wide capital investments.

Income Taxes
------------

      The provision for income taxes for the nine months ended September 30, 1998 was $1,125,339, compared to $1,031,520 for the same period in 1997, an increase of $93,819. This increase was due to the increase in pre-tax income, with no significant change in the effective tax rate.

Net Income
----------

      Net income for the nine months ended September 30, 1998 was $1,700,513, compared to $1,547,278 for the same period of the prior year, an increase of $153,235 or 10%. This increase is primarily attributable to increased sales volume and improved manufacturing efficiencies achieved by the Company, offset in part by the effects of industry-wide pricing pressures. See "Results of Operations for the Three Months Ended Septemer 30, 1998 and 1997 -- Net Income."

Liquidity and Capital Resources
-------------------------------

      The primary source of cash for the Company's business has been cash flow from operations and borrowing under the Company's $10 million revolving credit facility. As of September 30, 1998, the Company had working capital of $7,539,459 and $1,185,000 outstanding under its revolving credit facility. Net cash provided by operating activities for the nine months ended September 30, 1998 was $2,822,030, due to increased net income and non-cash related expenses.

      The Company anticipates additional capital expenditures of approximately $200,000 for the remainder of 1998, primarily for the purchase of manufacturing equipment to increase capacity and further improve plant efficiencies. The Company intends to finance such capital expenditures through capital leases.

      The Company recently engaged the services of B.T. Wolfenson, a division of B.T. Alex.Brown, on an exclusive basis to provide advisory and investment banking services, including the exploration of financial and strategic alternatives to maximize shareholder value.

     On September 3, 1998, the Company exchanged a printing press, which was previously financed by an equipment note through GE Capital Public Finance
("GECPF"), for a new press. In connection with the transaction, the Company entered into a seven year capital lease arrangement with the Suffolk County Industrial Development Association ("SCIDA"), pursuant to which the SCIDA: (a) issued a $2,003,657 industrial development bond to finance its purchase of the press; (b) leased the press to the Company; and (c) assigned its rights in the lease to GECPF, which purchased the bond. The lease contains certain provisions limiting the Company's capital expenditures in Suffolk County over the next three years, and certain debt covenants consistent with those contained in the Company's revolving credit agreement with KeyBank, NA. The lease payments are calculated on the basis of a below-market interest rate, which is subject to an increase to the prevailing market rate in the event the Company exceeds the capital expenditure limits or in certain other circumstances. The Company believes that any such rate increase would not have a material effect on the Company, because the Company presently has and intends to maintain the ability to satisfy its lease obligations through its revolving credit facility with KeyBank, NA. The Company also has the option to terminate the lease at any time upon payment of a scheduled prepayment amount.

Year 2000 Compliance
--------------------

     The Company is in the process of identifying, assessing and developing contingency plans to address problems that may arise as a result of the inability of the Company's computers, or those of its material vendors and customers, to properly recognize and manipulate dates in the Year 2000 beginning with the first two digits "20" instead of "19." In its evaluation process, the Company considers a computer to be Year 2000 compliant if: (a) any valid date, both before and after December 31, 1999 (including February 29, 2000), does not cause an interruption in the desired operation; and (b) (i) the computer will correctly sort, calculate and compare all dates; and (ii) if the first two digits of the date are implicit, ( i.e., the date is represented by only 2 digits, e.g., "99" for "1999" and "00" for "2000"), the computer will interpret the dates consistently and with the result that "99" always means 1999, and "00" always means 2000.

      The Company's evaluation of the Year 2000 problem includes the assessment of its computer systems and its equipment and other systems that are controlled or monitored by computers or embedded computer chips, and the ability of its critical vendors and customers to ensure timely delivery of goods and services and payment of invoices, respectively.

      In March 1997, the Company installed a fully-integrated computer system that is Year 2000 compliant. The software calculates the date incrementally from a fixed past date, using a five-byte data field (compared to the standard two-byte data field). For example, from the date of March 1, 1916, the software can calculate incrementally 99,999 days from that fixed date, approximately until the year 2272. Each software module has been examined to confirm that it uses the five-byte date field in all date sorts, calculations and comparisons. During the fourth quarter of 1998, the Company plans to perform a full test of the software by advancing the date past 2000 (including February 29, 2000) and running each software module with test data to confirm empirically that the system accommodates the millennium rollover.

      The Company has also undertaken to test the Year 2000 compatibility of each desktop and portable computer and each piece of equipment containing an embedded computer chip, by confirming empirically that each computer and its associated software and each piece of equipment will function properly with dates occurring both before and after 2000.

      The Company's business could be materially affected if various material vendors and customers are not themselves Year 2000 compliant. In particular, if the Company is unable to obtain necessary supplies, services or critical machine parts, its operations could suffer. If its major customers are unable to make payments or continue purchases, the Company's cash flow could suffer. The inability of major utilities to supply power or telephone service after the millennium rollover could also adversely affect the Company's operations. In order to assess and address such problems, the Company is in the process of surveying all its material vendors and customers to determine their likely state of Year 2000 compliance at the millennium rollover.

     Although the Company is currently unaware of any material vendor or customer who will not be Year 2000 compliant, it has and will continue to develop contingency plans in the event any material vendors or customers are unable in the Year 2000 to fulfill their supply or payment obligations to the Company. In particular, the Company has taken steps to ensure that no significant vendor is a sole-source or limited-source supplier, by arranging multiple sources for all critical resources, by warehousing or stocking a limited supply of critical materials and parts, and by developing the ability to fabricate critical machine parts in an in-house facility.

      A possible worst-case scenario for the Company would be the inability of its major utilities to supply electrical or telephone service. The Company purchases electrical power through major utilities serving each of the Company's facilities. In the event that power supply to any one of the Company's facilities were to be interrupted due to Year 2000 problems, the Company believes that an alternate source of power would not be reasonably available due to the magnitude of the regional impact of such a failure. Subject to the continued ability to function of the regional transportation system in the wake of such a power failure, the Company has a limited capacity to shift work from one facility to another and to out-source work to sub-contractors outside of the region, so that its critical manufacturing operations could continue. In the event of any post-millennium failure of a telephone utility to supply service, the Company currently believes it can continue its critical operations using cellular telephones.

      The Company is exploring with its insurer whether present policies provide any coverage for potential business losses and liability to third parties resulting from the Company's failure or inability to be Year 2000 compliant due to factors not under its control, and if not, whether such policies are available.

     The Company has established a Year 2000 Compliance Committee to assess the impact of the Year 2000 problem on the Company's business and to ensure its Year 2000 compliance. The Committee is co-chaired by the Vice President for Legal Affairs and the Management Information Systems Manager, and is comprised of representatives from all major departments and all facilities within the Company. Management has committed all resources, both financial and personnel, reasonably necessary to achieve Year 2000 compliance and/or implement its contingency plans for events outside its control. The Company does not believe that the costs it has incurred to date or currently expects to incur in future periods are or will be material, in the aggregate, primarily because these costs have been and will be incurred in connection with projects begun before, and/or budgeted without regard to, the Company's Year 2000 compliance efforts.

     Although the Company believes it will be Year 2000 compliant no later than June 30, 1999, there can be no assurance that the Company will successfully identify all systems, vendors or customers which are not Year 2000 compliant, that the Company will not have to increase significantly its expenditures relating to any such noncompliance, or that its business will not be materially adversely affected by any such non-compliance.


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

Item 2.   Changes in Securities

      During the third quarter of 1998, Allen & Company ("Allen & Co.") tendered to the Company 204,000 of the Company's outstanding Class A Warrants (the "Warrants"). In exchange for the tendered Warrants, in September 1998 the Company issued to such holder one share of its Common Stock, par value $.01 per share (the "Common Stock"), for every 8.5 Warrants tendered (the "Exchange Rate"), or an aggregate of 24,000 shares of its Common Stock. This exchange was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof. All of the Warrants tendered in the exchange were canceled. After giving effect to the exchange, the total number of outstanding Warrants was reduced to 1,242,105.

Item 3.   Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.   Other Information

      Not applicable.

Item 6(a)      Exhibits

      The  Exhibits  to this  Quarterly  Report on Form  10-Q are  listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

Item 6(b)      Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended September 30, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DISC GRAPHICS, INC.
                                        (Registrant)



     November 13, 1998                  /s/ Donald Sinkin
                                       -----------------------------

                                        Donald Sinkin - President





     November 13, 1998              /s/ Margaret Krumholz
                                    ---------------------------------
                                    Margaret Krumholz - Chief Financial Officer

                               DISC GRAPHICS, INC.

                          Quarterly Report on Form 10-Q
                 for the Fiscal Quarter Ended September 30, 1998


                                  EXHIBIT INDEX


Exhibit
Number         Description
--------       -----------

27.1           Financial Data Schedule