Form 10-K
period 1998-12-31
DISC GRAPHICS INC /DE/
filed 1999-03-15
CIK 904541

________________________________________________________________________________
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________
                                    Form 10-K
                                   (Mark One)
[ X ]  Annual report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998
                                       or
[ ]    Transition report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
                  For the transition period from _____ to _____

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

         Title of Class              Name of each exchange on which registered
         None                                        None

         Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.01 par value
                  Class A  Redeemable Common Stock Purchase Warrants

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     At March 1, 1999, the aggregate market value of the voting stock held by non-affiliates of Registrant was approximately $13.7 million based on the closing price of the Common Stock on the Nasdaq Stock Market on that date.

     At March 1, 1999, the Registrant had outstanding 5,518,412 shares of Common Stock, $.01 par value per share.

Documents Incorporated by Reference: The Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated by reference into Part III (Items 10, 11, 12, and 13 of this Form 10-K).


                                     PART I

ITEM 1.           Business

General

     Disc Graphics, Inc. ("Disc Graphics" or the "Company"), headquartered in Hauppauge, New York, is a diversified manufacturer and printer of specialty paperboard packaging focused on the home video, music, entertainment software, cosmetics, pharmaceutical, and other consumer markets. Products include: pre-recorded video sleeves, compact disc ("CD") and audio cassette packaging; folding cartons for entertainment software, food, pharmaceuticals and cosmetics; posters, pressure sensitive labels and general commercial printing. Customers include leading software, CD-ROM and video distributors; vitamin, cosmetic and fragrance companies; major book publishers; and many Fortune 500 companies. The Company operates in one business segment: the manufacturing and printing of specialty paperboard packaging.

     The  Company's  primary  business  strategies  are:  (1)  to  increase  the
Company's share of print and packaging sales within its primary markets, including music, home video, pharmaceutical, cosmetic, publishing and general consumer products; (2) to acquire other strategically-located specialty packaging and printing companies that serve geographic markets and industries near existing and potentially new customers, as well as position the Company to offer a service and cost advantage over its competitors; and (3) to develop innovative packaging designs and techniques for new and existing markets.

     Disc Graphics is actively involved in investigating additional printing and packaging related business opportunities. However, the Company is not a party to any definitive agreement with respect to any such acquisition. In addition, there can be no assurance that the Company will consummate any potential acquisition, or if completed, that any such acquisition will be profitable for the Company.

     Historically, the Company has grown primarily through the development of new customers by capitalizing on its superior service and response capabilities and increases in orders from existing customers. In 1996, the Company acquired Pointille, Inc., a packaging printer, and in 1997, the Company acquired Benham Press, Inc., an Indiana based commercial printing company, and has since integrated each of their manufacturing facilities and sales/marketing programs into Disc Graphics. The Company intends to continue and enhance its historic growth by acquiring strategically-located folding carton and printing companies, expanding existing facilities to serve regional U.S. markets, broadening the Company's product line and continuing ongoing internal expansion.

     The Company's principal executive offices and principal manufacturing operations are located at 10 Gilpin Avenue, Hauppauge, New York 11788. Its telephone number is (516) 234- 1400.

Background

     The Company was formed as the result of a reverse merger of RCL Capital Corp ("RCL") into a printing company formerly known as Disc Graphics, Inc., a New York corporation ("Old Disc"). RCL was incorporated in August 1992 to serve as a vehicle to effect a business combination with an operating business. On November 18, 1993, RCL completed a public offering of units ("Units"), each Unit consisting of one share of the RCL's Common Stock and two redeemable warrants. Net proceeds of the public offering after the payment of certain additional expenses yielded approximately $6,400,000, which was put into escrow pending the acquisition of an operating business.

     On October 30, 1995, Old Disc merged with and into RCL. Following the merger, RCL changed its name to Disc Graphics, Inc. Net proceeds of the merger after the payment for the redemption of approximately 185,000 shares of Common Stock at $5.15 per share, in accordance with the terms of the original RCL offering, yielded proceeds to the Company of approximately $5,000,000. These proceeds were used primarily to reduce certain indebtedness of the Company and for working capital purposes.

     The merger was treated for accounting and financial reporting purposes as a reverse merger of RCL into Old Disc. Accordingly, the Company's results of operations prior to October 30, 1995 are those of Old Disc. In addition, in connection with the merger, Disc Graphics, Inc. adopted a December 31 fiscal year.

Packaging/Printing Industry

     Approximately 64% of the Company's revenue in 1998 was derived from the manufacture and sale of paperboard folding cartons. An industry trade publication has estimated that in 1998 there were approximately 298 companies operating 474 folding carton manufacturing plants in the United States and the total revenues from the sale of folding cartons was approximately $5.1 billion, remaining at the same level as 1997. The number of folding carton plants remained steady from 1997 and the reversal of a decline in industry revenues seen in the past reflects the development of market niches by many carton manufacturers to compete with alternative forms of packaging.

     Folding carton manufacturers are divided into three main segments: integrated manufacturers (those owned by or affiliated with a paperboard mill), non-integrated or independent manufacturers, and in-plant or "captive" manufacturers which are owned directly by the end user. The Company generally competes with independent manufacturers.

     The Company focuses on those markets that use the folding carton as part of a product's marketing. The promotional function of the carton may employ multiple colors, coatings, several printing techniques, stamping and other graphic design considerations. The Company has concentrated in markets, such as the home video, software, cosmetics, music and pharmaceutical packaging markets, which utilize those techniques to a significant extent. The Company has devoted substantial resources toward developing the specialized processes required in such markets.

     The Company's business also includes commercial printing and labels. Industry trade sources have estimated that the total United States commercial printing market in 1998 was approximately $78 billion. The industry is fragmented with many small printing companies serving regional markets. For example, within the New York City Metropolitan area, there are over 3,000 printing establishments with an average of 22 employees. Based on 1997 revenues, the Company was ranked 128 in the top 500 printing companies in the United States by an industry trade publication.

Packaging Products

     The Company's largest market for folding cartons is video/entertainment software. For the home video market the Company manufactures bottom-load video sleeves, multi-packs and other specialty items. In addition to printing for major studios the Company has historically concentrated on the catalogue and special interest video/software markets. The Company's catalogue customers typically have licensed or purchased products from major movie production studios. As in prior years, special interest video continues to be a growing product line. Packaging for these videos is often sold to independent distributors and videotape duplicators. Through these distributors and duplicators, the Company has produced packaging for many Fortune 500 companies.

     Software packaging continues to be a growing portion of the Company's revenues. The Company produces packaging for some of the largest entertainment software companies and applications software companies, including Computer Associates. The Company believes that its national network of production facilities and its capabilities in producing high value-added packaging are strategic advantages in competing in this market.

     The Company manufactures compact disc packaging, including tray cards and booklets, pre-recorded cassette packaging, such as insert or "J" cards, cassingles (cassettes with only one or a few songs), as well as audio book packaging and other printed materials for the music/audio industry. The music industry customers often require that packaging be produced quickly, often within days of placing an order. The Company has assembled a combination of skilled workers, advanced equipment, and production systems to meet these requirements.

     The Company has long standing customer relationships with many of the major record companies in the United States and also manufactures packaging for major duplicators in the United States. Additionally, the Company manufactures packaging for special interest and secondary markets.


     The other major component of this market is audio publishing packaging. The Company believes that it has a significant share of this market. The Company's principal customers include two of the largest publishers in this market. The Company also manufactures packaging for self- help and specialty cassettes, which are a growing portion of this market.

     The Company manufactures cartons and packaging for fragrances, skin lotions, pet products, food and other specialty packaging for these markets. Given the high value added nature of the packaging, these markets are a prime focus for the Company. Recently, the Company started Cosmetic Sampling Technologies, Inc. ("CST") a wholly owned subsidiary. CST has applied for a patent on TRYALS(TM), its unique lipstick sampler. TRYALS(TM) is a unit dose, self applicator, for a trial size amount of lipstick. Management has committed resources to the development of this and other innovative packaging to penetrate the cosmetic market. To date, CST has not received any orders for TRYALS(TM) and TRYALS(TM) has not generated any revenues, and there can be no assurance that it will do so in future periods.

     The Company produces folding cartons for over-the-counter ("OTC") pharmaceuticals, vitamins and nutritional supplements. A large part of the Company's revenue for OTC-style cartons is for "private label" products. Vibrant designs are emphasized in the packaging, which requires the use of multi-color graphics to convey product identity and brand recognition. Sales of these cartons are made directly to several major vitamin manufacturers and contract drug manufacturers.

     In the area of commercial printing, the Company prints brochures, posters, sell sheets and other promotional material. The Company prints book jackets and covers, as well as children's books and "cut labels" for vitamin and food packaging.

     The Company prints labels on pressure sensitive stock that are die cut to a customer's specifications. The primary markets for labels are pharmaceuticals, vitamins, video packages, pet products and specialty items. Labels are sold primarily to existing customers for packaging. Many video and folding carton orders include an order for the corresponding labels.

Marketing and Sales

     The Company's revenues are derived from several markets. The largest market as a percentage of total 1998 net sales was video/entertainment software, which accounted for approximately 36%; followed by consumer product packaging, which accounted for approximately 23%; next were music/audio packaging and commercial printing, which accounted for approximately 15% each; then labels which accounted for approximately 6%; and pharmaceutical/vitamin packaging, which accounted for approximately 5%. These markets represent product lines within the business segment in which the Company operates.

     The Company's sales are primarily the result of direct solicitation by its executive officers and full-time sales people. The Company's package engineering staff assists customers with new package design and development. Because the Company has a short turnaround time, it has a small order backlog, with most orders processed and delivered in one to four weeks.

Seasonality

     Historically, the Company's revenues have been moderately seasonal. In the last two quarters of 1998 and 1997, the Company's revenues were approximately 54% of annual sales. This seasonality is primarily the result of certain markets which the Company services, such as music/audio packaging, video/entertainment software packaging and consumer product packaging, which require that products be produced and shipped between August and October for sale during the holiday season. These three categories accounted for approximately 74% of the Company's sales in each of 1998 and 1997, causing the Company's revenues to be greater in the last six months of each calendar year versus the first six months.

Competition

     The Company competes with a small number of printed paperboard packaging companies within each of its markets. In the music, video and software industries, the Company has several competitors, the largest of which is Shorewood Packaging Corporation. There are no significant competitors in other markets. These industries require high quality packaging with rapid turnaround time and competitive pricing. These competitive factors are also evident in the Company's other markets. The Company believes that its ability to perform all aspects of the manufacturing process in-house is an important factor in maintaining and improving its competitive position.

     While the Company believes its present competitive position is strong, there can be no assurance that this will not change. Several of the Company's competitors have financial resources that are greater than the Company's. In addition, because the Company supplies packaging to consumer industries, it is also subject to the competitive forces affecting its customers.

Employees

     As of February 15, 1999, the Company had approximately 455 employees. Of these employees, 304 are located in the Company's Hauppauge, New York facility, with 243 serving in manufacturing capacities and 61 serving in selling and administrative capacities. Eighty employees are located in the Company's Burbank, California facility, with 68 serving in manufacturing capacities and 12 serving in selling and administrative capacities. Twenty-five employees are located in the Company's Rockaway, New Jersey facility, with 22 serving in manufacturing capacities and three serving in selling and administrative capacities. Forty-six employees are located in the Company's Indianapolis, Indiana facility, with 34 serving in manufacturing capacities and 12 serving in selling and administrative capacities. A majority of the manufacturing employees located in Burbank, California facility are represented by a labor union. The Company considers its relationship with its employees to be satisfactory. See "Item 3. Legal Proceedings," below.

Materials

     The Company uses a variety of raw materials. The most significant types of raw materials utilized are paperboard, paper, label paper, ink coating, films and plates. These materials are purchased from a variety of suppliers with several alternate sources for each. The Company has been successful in obtaining adequate materials to satisfy all sales orders, and does not anticipate any significant difficulties in obtaining supplies of such materials in the future. There are no assurances, however, that the Company will not encounter difficulty in obtaining supplies of such material to fulfill its requirements.


                                        5
Equipment

     Disc Graphics, Inc. owns or leases various manufacturing, computer and other equipment used in the manufacture of its products and for its administrative support. As a specialty printing company, the Company's continued growth and competitiveness requires a continuous investment in capital equipment.

Forward Looking Statements

     This Form 10-K contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied by such statements. Such risks, uncertainties, and other important factors include, among others: the Company's ability to sustain current growth rates in net sales; the potential inability of the Company to implement its expansion, marketing and other business strategies; the amounts required for capital expenditures and regulatory compliance in future periods; the availability and cost of materials; potential effects of Year 2000 problems on the Company's business; and continuing industry-wide pricing pressures and other industry conditions. Such forward-looking statements speak only as of the date of this Report, and the Company disclaims any obligation or undertaking to update such statements. Each forward-looking statement that the Company believes is material is accompanied by one or more cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, in other sections of this Form 10-K, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing forward-looking statements, readers are urged to read carefully all such cautionary statements.

Regulation

     Disc Graphics, Inc.'s activities are subject to various environmental, health and employee safety laws. The Company has expended resources, both financial and managerial, to comply with applicable environmental, health and worker safety laws in its operations and at its facilities and anticipates that it will continue to do so in the future. Compliance with environmental laws has not historically had a material effect on the Company's capital expenditures, earnings or competitive position, and the Company does not anticipate that such compliance will have a material effect on the Company. Although the Company believes that it is generally in compliance with all applicable environmental, health and worker safety laws, there can be no assurance that additional costs for compliance will not be incurred in the future or that such costs will not be material.



Executive Officers of the Registrant

     Donald Sinkin (50 years of age) has been Chairman of the Board, President, Chief Executive Officer and the largest shareholder of the Company since 1986. Mr. Sinkin joined Disc Graphics as Pre-Press Supervisor and became Plant Manager in 1982. Prior to joining Disc Graphics, Mr. Sinkin helped found and manage Rutgers Packaging, a division of Queens Group, Inc. d/b/a Queens Litho.

     Stephen Frey (45 years of age) is a Member of the Board, Senior Vice President of Operations, Secretary and a major shareholder of the Company. Mr. Frey joined Disc Graphics in the Pre-Press Department in 1978, became Supervisor of that department in 1983, and established the Production and Planning Department in 1985. Mr. Frey was elected Vice President and Secretary in 1988 and a Director in 1990. He served as Chief Operating Officer from 1991 to 1995 and was elected Senior Vice President of Operations in 1998. Prior to joining Disc, Mr. Frey held various management positions with Kordet Color Corporation and Terrace Litho.

     John  Rebecchi  (43 years of age) is a Member  of the  Board,  Senior  Vice
President of Sales & Marketing, and a major shareholder of the Company. Mr. Rebecchi joined Disc Graphics' predecessor in the Accounting Department and, upon Disc's formation in 1983, he served as Controller. After a brief absence from the Company, Mr. Rebecchi re-joined Disc in 1988 and was elected Vice President and Treasurer in 1988 and a Director in 1990. He served as Chief Financial Officer from 1991 through 1995 and was elected Senior Vice President of Sales & Marketing in 1998.

     Margaret M. Krumholz (39 years of age) is Senior Vice President of Finance and Chief Financial Officer of the Company. Ms. Krumholz joined Disc Graphics in 1994 and served as Controller until 1996 when she was elected Chief Financial Officer. She was elected Senior Vice President of Finance in August 1998. Prior to joining Disc, Ms. Krumholz held various financial and accounting positions, including Corporate Finance Manager for General Foods Baking Company and received her C.P.A. while employed with PricewaterhouseCoopers.

     Frank A. Bress (51 years of age) is Vice President for Legal Affairs and Human Resource Policy and General Counsel of the Company. Mr. Bress joined the Company in January 1998 as General Counsel, and was elected Vice President for Legal Affairs in August 1998 and Vice President for Human Resource Policy in October 1998. Prior to joining Disc Graphics, Mr. Bress served as principal outside counsel to the Company from 1988 through 1997 while a partner in various law firms. Mr. Bress was an Associate Professor of Law at New York University School of Law from 1974 to 1986, and a Professor of Law and Associate Dean at Pace University School of Law from 1986 to 1988.


TEM 2.           Properties

     As of December 31, 1998, the Company's principal properties were as follows:

                                                            Approximate Square
Location           Activities Conducted                    Footage of Facility

Hauppauge, NY      Executive offices and manufacturing (1)            55,000
Hauppauge, NY      Warehouse (2)                                      40,000
Burbank, CA        Manufacturing (3)                                  30,000
Indianapolis, IN   Manufacturing (4)                                  27,000
Rockaway, NJ       Manufacturing (5)                                   8,400
New York, NY       Sales (6)                                           1,200


(1) The lease for this facility terminates on December 31, 2007. The facility is owned by certain principals of the Company through a limited partnership, and the Company believes that the lease terms were and are at least as favorable to the Company as terms which could have been obtained from unaffiliated third parties for similar office and manufacturing space.

(2)  The lease for this property is scheduled to terminate on August 31, 2001.

(3)  This lease is scheduled to terminate on May 17, 2000.

(4)  The Company owns this facility, subject to a mortgage.

(5)  This lease is scheduled to terminate on June 30, 200l.

(6) This lease will terminate on August 9, 1999 and is renewable at the Company's option through August 9, 2000.

     Management of the Company believes that the facilities are adequate to meet current operational needs.



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


     Recently, the Company overwhelmingly defeated an attempt by Local One-L of the Amalgamated Lithographers of America, Graphic Communications International Union to represent a small group of employees in its Hauppauge facility. Local One-L filed a petition on January 25, 1999 with the National Labor Relations Board ("NLRB") seeking a representation election. The NLRB supervised election was held on March 4, 1999, and the Company prevailed by a 4-to-1 margin.



ITEM 4.           Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the year ended December 31, 1998, there were no matters submitted to a vote of the Disc Graphics, Inc. security holders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters

Price Range of Common Stock

     Since May 28, 1996, the Company's Common Stock, par value $.01 per share (the "Common Stock"), has been authorized for trading on the Nasdaq SmallCap Market under the symbol DSGR. From October 31, 1995 to May 28, 1996, Disc Graphics, Inc.'s Common Stock was listed on the American Stock Exchange under the symbol DGI. The table set forth below contains the range of the high and low closing bid prices on the Nasdaq SmallCap Market for the quarters noted.

     The Company's Class A Warrants are currently authorized for trading on the Nasdaq SmallCap Market under the symbol DSGRW. From October 31, 1995 to May 28, 1996, the Class A Warrants were quoted and traded on the OTC Bulletin Board under the symbol DSGRW. The table set forth below contains the range of the high and low closing bid prices on the Nasdaq SmallCap Market for the quarters noted.


                            Common Stock                     Class A Warrants
                        High              Low             High              Low

 Quarter Ended

 March 31, 1997        $3.188            $2.188          $.125             $.438
 June 30, 1997          3.625             2.625           .313              .688
 September 30, 1997     4.000             2.875           .313              .813
 December 31, 1997      5.000             3.750           .500              .875
 March 31, 1998         4.750             4.125           .688              .563
 June 30, 1998          4.625             3.625           .625              .375
 September 30, 1998     5.125             3.688           .688              .375
 December 31, 1998      5.188             4.000          1.000              .438

     On February 24, 1999, the closing bid prices for the Common Stock and the Class A Warrants were $4.875 and $.625, respectively.

Holders of Common Stock

     As of February 2, 1999, there were 46 holders of record and approximately 500 beneficial owners of the Common Stock, and two holders of record of Class A Warrants.

Dividends

     The Company has not paid any cash dividends on its Common Stock since its inception. The payment of dividends in the future will be contingent upon the Company's revenues and earnings, capital requirements and general financial condition and any other factors deemed relevant by the


Company's Board of Directors. The Company presently intends to retain all earnings for use in the Company's business operations and to further the growth of the Company's business. Accordingly, the Company's Board of Directors does not anticipate declaring any dividends in the foreseeable future.


ITEM 6.           Selected Financial Data

     The following table sets forth selected data regarding the Company's operating results and financial position. The data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes (including without limitation Note 19) thereto, all of which are contained in this Annual Report on Form 10-K.


                             SUMMARY FINANCIAL DATA
                    (In thousands, except per share amounts)

                             Year Ended December 31,

________________________________________________________________________________
                                   1998      1997      1996     1995        1994
________________________________________________________________________________


Income statement data:
Net Sales ....................   $58,882   $48,445   $42,575   $36,149   $30,550
Gross Profit .................    15,799    12,693    10,911     7,481     6,797
Operating expenses ...........    10,550     8,483     7,612     5,733     5,020
Operating income .............     5,249     4,210     3,299     1,748     1,777
Interest expense .............       634       612       764       838       837
Net income ...................     2,864     2,159     1,454       501       502
Net income per common share
         Basic                       .52       .40       .29       .18       .22
         Diluted                     .52       .40       .29       .18       .22

Weighted average number
of shares outstanding

          Basic                    5,474     5,387     5,091     2,714     2,247
          Diluted                  5,492     5,397     5,098     2,714     2,247

                               As of December 31,

________________________________________________________________________________
                                   1998      1997       1996     1995       1994
________________________________________________________________________________

Balance sheet data:
Total assets .................   $28,372   $26,747   $22,046   $18,604   $14,048
Long term liabilities ........     6,737     8,494     5,598     7,243     6,933
Stockholders' equity .........    13,940    11,112     8,964     7,427     2,280


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the periods indicated. This discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in this Annual Report. Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

Pointille Acquisition

     On May 18, 1996, the Company acquired substantially all of the assets and certain liabilities of Pointille, Inc., a California corporation ("Pointille" ) pursuant to an asset purchase agreement dated as of May 17, 1996, by and among the Company, Pointille and the sole shareholder of Pointille. The purchase price consisted of $662,545 in cash, 74,074 shares of the Company's Common Stock, and a promissory note in the amount of $330,000, payable in 36 equal monthly installments of principal and interest beginning on June 17, 1996, and transaction costs. This was offset by a receivable from the former owner of $175,633, which was $0 as of December 31, 1998. The Pointille acquisition was recorded using the purchase method of accounting and, accordingly, the results of Pointille's operations are included in the Company's results of operation from the date of the acquisition.

Benham Acquisition

     On October 24, 1997, the Company acquired substantially all of the assets and certain liabilities of Benham Press, Inc., an Indiana based printing company ("Benham"), for $87,043 in cash, the issuance of 10,499 shares of the Company's common stock and the assumption of certain liabilities associated with outstanding borrowing under a line of credit agreement and notes payable totaling approximately $2,637,000. The Company liquidated such liabilities with additional borrowings under the Company's line of credit. The Company recorded the value of the 10,499 shares of common stock at the estimated fair value at the date of acquisition. The Benham acquisition was recorded using the purchase method of accounting and accordingly, the results of Benham's operations are included in the Company's results of operation from the date of the acquisition.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net Sales

     Net sales for the year ended December 31, 1998 were $58,882,000 compared to $48,445,000 for the same period the prior year, representing an increase of $10,437,000 or 22%. The Benham acquisition accounted for approximately $3,507,000 of the increase in sales. The overall increase was most evident in video and entertainment software packaging ($6,138,000 or 41%) and music and audio packaging ($396,000 or 5%) between the comparison periods. Consumer product packaging has increased $1,448,000 or 12%. The Company has continued to focus on high end specialty packaging and has focused less on the lower margin, less value added product categories, resulting in a decline in sales levels in those categories.

     The increase in video and entertainment software packaging and music and audio packaging has been achieved through intense sales efforts and investment in both sales and customer service personnel. The competitive pricing environment which exists throughout these product categories has been mitigated by the Company's strategy of concentrating on custom-designed specialty packaging, as evidenced by the development of a lipstick sampler and the start-up of a new division, Cosmetic Sampling Technologies, Inc. Although this product was not in production in 1998, it has provided the opportunity to increase sales in consumer product packaging by developing customer relationships with cosmetic companies. New product development has been important to the Company's growth and diversification strategy.

Gross Profit

     Gross profit for the year ended December 31, 1998 was $15,799,000 (a 26.8% profit margin) compared to $12,693,000 (a 26.2% profit margin) for the prior year, representing an increase of $3,106,000 or 24%. Improvements in profit margin continue to be increasingly more challenging in an environment of downward price pressure. Improving manufacturing efficiencies through improved processes, competitive purchasing practices, and capital investment has enabled the Company to remain competitive and improve profitability.

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1998 were $10,550,000 (17.9% of net sales) compared to $8,483,000
(17.5% of net sales) for the prior year, an increase of $2,067,000, or 24%. This increase was due primarily to revenue related expenses (such as freight to customers and commissions), costs associated with the Indiana facility, and investment in sales and customer service personnel to focus on custom-designed packaging.

Interest Expense

     Interest expense for the year ended December 31, 1998 was $634,000 compared to $612,000 for the prior year. The slight increase in interest expense was primarily related to the increase in investments in equipment through capital leases, offset by interest earned on overnight investments.


Income Taxes

     The provision for income taxes for the year ended December 31, 1998 increased primarily due to the increase in pretax income of $1,168,000.

Net Income

     Net income for the year ended December 31, 1998 was $2,864,000 compared to $2,159,000 for the prior year, an increase of $705,000, or 33%. This increase was a result of an increase in net sales, gross margin improvement, and gain on the sale of certain equipment ($150,000), offset slightly by increased SG&A. The Company's strategy of growing revenue both internally and through acquisitions, coupled with cost reduction projects and investments, has resulted in strong earnings growth in 1998 compared to 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Net Sales

     Net sales for the year ended December 31, 1997 were $48,445,000 compared to $42,575,000 for the same period the prior year, representing an increase of $5,870,000 or 14%. This increase was primarily due to the Pointille acquisition, which accounted for approximately $3,786,000 of the increase in net sales. The categories of the business which experienced significant growth were video/software packaging, which increased $2,714,000 or 22%, followed by commercial, which increased $1,764,000 or 45%; music/audio, which increased $1,301,000 or 17%; and consumer product packaging, which increased $566,000 or 5%. The Company continued to experience strong growth in both CD-ROM and video sales between 1996 and 1997. The Company became better positioned between 1996 and 1997 to compete in these categories of the West Coast markets. As a result, $1,722,000 or 29% of the Company's increased net sales in 1997 were from the additional video/software packaging sales at the California facility.

     Both the Pointille and Benham acquisitions have contributed significantly to the growth in commercial sales between comparison periods. The Indiana facility is primarily engaged in commercial printing, and contributed over $600,000 in sales from October 24, 1997 through December 31, 1997. The music/audio category continues to grow in the New York and California facilities. Indiana also added to this category with over $100,000 in sales over the same October to December period.

     Both pharmaceutical/vitamin packaging and label sales experienced a slight decrease of $362,000 or 8% and $113,000 or 4%, respectively, between 1996 and 1997 periods. This was a result of the Company's continued focus on growing earnings by concentrating on more profitable accounts within these business categories.

Gross Profit

     Gross profit for the year ended December 31, 1997 was $12,693,000 (a 26.2% profit margin) compared to $10,911,000 (a 25.6% profit margin) for the prior year, representing an increase of $1,782,000 or 16%. The increase was due primarily to the reduction in the cost of goods sold as a percentage of revenue, increased sales volume and both the Pointille and Benham acquisitions in 1997. The Company has continued to focus on improving manufacturing processes and making capital investments in more efficient equipment. This strategy has resulted in improved gross profit margins at all facilities during the twelve months ended December 31, 1997. This focus has enabled the Company to remain competitive, as well as improve profitability.

Selling, General and Administrative Expenses

     SG&A expenses for the year ended December 31, 1997 were $8,483,000 (17.5% of net sales) compared to $7,612,000 (17.9% of net sales) for the prior year, an increase of $871,000, or 11%. This increase was due primarily to revenue related expenses (such as freight to customers and commissions) and costs associated with both the California and Indiana facilities. The Company will continue to focus on reducing SG&A costs through synergies among facilities, thus leveraging its fixed cost base with business growth.

Interest Expense

     Interest expense for the year ended December 31, 1997 was $612,000, compared to $764,000 for the prior year. The decline in interest expense was primarily related to the improved borrowing rate under a new revolving credit agreement with Key Bank, National Association (the "Credit Agreement") as compared to the rate under the former financing agreement.

Income Taxes

     The provision for income taxes for the year ended December 31, 1997 increased primarily due to the increase in pretax income of $1,063,000.

Net Income

     Net income for the year ended December 31, 1997 was $2,159,000 compared to $1,454,000 for the prior year, an increase of $705,000, or 48%. This increase resulted from an increase in net sales and the gross margin improvement at all facilities. Management's continued focus on cost reductions resulted in savings in professional fees and interest expenses. The Company's strategy of growing revenue both internally and through acquisitions coupled with cost reduction projects and investments resulted in strong earnings growth in 1997 compared to 1996.

Liquidity and Capital Resources

     The primary sources of cash for the Company's business activities have been cash provided from operations and borrowings under the Credit Agreement with its current bank lender. As of December 31, 1998, the Company had working capital of $8,684,000 compared to $7,434,000 as of December 31, 1997.

     Net cash provided by operating activities for the year ended December 31, 1998 was $3,691,000 compared to $1,854,000 for the prior year, which reflects the Company's increase in earnings between comparison periods. Cash used in investing activities was primarily for capital expenditures, net of proceeds from the sale of equipment.

     Capital expenditures have been primarily for purchases of manufacturing equipment, building and building improvements, and the purchase of furniture and fixtures. Capital expenditures in 1998 were $1,026,000 as compared to $2,420,000 in 1997. The focus of the capital expenditures has been to improve efficiency, quality, and safety of the Company's operations. As of December 31, 1998, the Company committed to purchase a $1,000,000 stamping press.

     On December 1, 1998, the Company renegotiated certain provisions of the Credit Agreement. The Credit Agreement allows for borrowing up to $10,000,000. The Credit Agreement is secured by substantially all of the unencumbered assets of the Company. The borrowing rate under this agreement is either (i) LIBOR plus 100 to 150 basis points depending on the Debt Coverage Ratio (as defined) or (ii) the Bank's Base Rate (as defined), which was


7.75% per annum at December 31, 1998. The Credit Agreement contains certain covenants which require Disc Graphics, Inc. to satisfy certain performance criteria, net worth levels and debt service ratios. At December 31, 1998, the Company was in compliance with all the covenants. At December 31, 1998, the Company had approximately $9,130,000 available for borrowing under the Credit Agreement.

     On September 3, 1998, the Company traded in a printing press, which was previously financed by an equipment note through GE Capital Public Finance
("GECPF"), for a new press. In connection with the transaction, the Company entered into a seven year capital lease arrangement with the Suffolk County Industrial Development Association ("SCIDA"), pursuant to which the SCIDA: (a) issued a $2,003,657 industrial development bond to finance its purchase of the press; (b) leased the press to the Company; and (c) assigned its rights in the lease to GECPF, which purchased the bond. The carrying value of the old press approximated the related obligation and, therefore, no gain was recognized on the trade-in of the press. The new lease contains certain provisions limiting the Company's capital expenditures in Suffolk County over the next three years, and certain debt covenants consistent with those contained in the Company's amended Credit Agreement. The lease payments are calculated on the basis of a below market interest rate, which is subject to an increase to the prevailing market rate in the event the Company exceeds the capital expenditure limits. The Company believes that any such rate increase would not have a material effect on the Company, because the Company presently has and intends to maintain the ability to satisfy its lease obligations through its Credit Agreement. The Company also has the option to terminate the lease at any time upon payment of a scheduled prepayment amount.

     The Company believes that it has adequate liquidity and sufficient capital to fund its current operating plans.

Inflation and Seasonality

     The Company has experienced increases in variable and fixed costs. The Company has continued to manage the impact of these cost increases by obtaining certain volume discounts through the purchase of larger quantities of raw material and improving manufacturing efficiencies while providing the same high quality product at competitive prices.

     In addition, despite inflationary increases in direct labor, the Company has managed through more efficient equipment to continue to reduce the cost of labor as a percentage of revenues. The Company, like its competitors, has whenever possible passed on increased costs by way of increased pricing in various markets.

     Historically, a portion of the Company's business has been moderately seasonal. The requirements of the home video, music and cosmetic markets for products to be delivered for the holiday season generally causes an increase in sales from August through October. See "Item 1. Business-Seasonality," above.

New Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 132 and 133 related to "Pensions and Other Postretirement Benefit Disclosures" and "Accounting for Derivative Instruments and Hedging Activities," respectively. Statement No. 132 is not applicable to the Company. Statement No. 133 is not expected to have a material impact on the consolidated financial statements of the Company.

Year 2000 Date Conversion

     The Company is in the process of identifying, assessing and developing contingency plans to address problems that may arise as a result of the inability of the Company's computers, or those of its material vendors and customers, to properly recognize and manipulate dates in the Year 2000 beginning with the first two digits "20" instead of "19." In its evaluation process, the Company considers a computer to be Year 2000 compliant if: (a) any valid date, both before and after December 31, 1999 (including February 29, 2000), does not cause an interruption in the desired operation; and (b) (i) the computer will correctly sort, calculate and compare all dates; and (ii) if the first two digits of the date are implicit, ( i.e., the date is represented by only 2 digits, e.g., "99" for "1999" and "00" for "2000"), the computer will interpret the dates consistently and with the result that "99" always means 1999, and "00" always means 2000).

     The Company's evaluation of the Year 2000 problem includes the assessment of its computer systems and its equipment and other systems that are controlled or monitored by computers or embedded computer chips, and the ability of its critical vendors and customers to ensure timely delivery of goods and services and payment of invoices, respectively.

     In March 1997, the Company installed a fully-integrated computer system that is Year 2000 compliant. The software calculates the date incrementally from a fixed past date, using a five-byte data field (compared to the standard two-byte data field). For example, from the date of March 1, 1916, the software can calculate incrementally 99,999 days from that fixed date, approximately until the year 2189. Each software module has been examined to confirm that it uses the five-byte date field in all date sorts, calculations and comparisons. During the fourth quarter of 1998, the Company performed a full test of the software by advancing the date past 2000 (including February 29, 2000) and ran each software module with test data to confirm empirically that the system accommodates the century rollover. The test confirmed that all mission critical modules are Y2K compliant. Several modules contained two or eight character date fields that are not used in calculations, and are not adversely effected by the date change. One module contains a two character date field that is used in calculations and must be fixed. The Company expects to fix all the modules and fully retest the system by June 30, 1999.

     The Company has also undertaken to test the Year 2000 compatibility of each desktop and portable computer and each piece of equipment containing an embedded computer chip, by confirming empirically that each computer and its associated software and each piece of equipment will function properly with dates occurring both before and after 2000. The tests of personal computers is expected to be completed by June 30, 1999.


     The Company's business could be materially affected if various material vendors and customers are not themselves Year 2000 compliant. In particular, if the Company is unable to obtain necessary supplies, services or critical machine parts, its operations could suffer. If its major customers are unable to make payments or continue purchases, the Company's cash flow could suffer. The inability of major utilities to supply power or telephone service after the rollover could also adversely affect the Company's operations. In order to assess and address such problems, the Company is in the process of surveying all its material vendors and customers to determine their likely state of Year 2000 compliance at the rollover. The survey is expected to be completed by June 30, 1999.

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

     The Company has established a Year 2000 Compliance Committee to assess the impact of the Year 2000 problem on the Company's business and to ensure its Year 2000 compliance. The Committee is co-chaired by the Vice President for Legal Affairs and Human Resource Policy and the Management Information Systems Manager, and is comprised of representatives from all major departments and all facilities within the Company. Management has committed all resources, both financial and personnel, reasonably necessary to achieve Year 2000 compliance and/or implement its contingency plans for events outside its control. The Company does not believe that the costs it has incurred to date or currently expects to incur in future periods are or will be material, in the aggregate, primarily because these costs have been and will be incurred in connection with projects begun before, and/or budgeted without regard to, the Company's Year 2000 compliance efforts.

     Although the Company believes it will be Year 2000 compliant no later than June 30, 1999, there can be no assurance that the Company will successfully identify all systems, vendors or customers which are not Year 2000 compliant, that the Company will not have to increase significantly its expenditures relating to any such non- compliance, or that its business will not be materially adversely affected by any such non-compliance.


ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk

     The Company finances the purchase of production equipment and other capital expenditures through long-term debt and/or capital leases. The stated or implicit interest rates on such obligations are generally fixed. In those instances where rates are variable, the Company will generally fix the rate through an interest rate swap agreement. Accordingly, the Company does not believe it is materially exposed to changes in interest rates.

     The Company does not have any sales, purchases, assets or liabilities denominated in currencies other than the U.S. dollar, and as such is not subject to foreign currency exchange rate risk.


ITEM 8.  Financial Statements and Supplementary Data

                                                                           Page

Independent Auditors' Report.................................................F-1
Consolidated Balance Sheets as of December 31, 1998
      and 1997...............................................................F-2
Consolidated Statements of Income for the years ended
      December 31, 1998, 1997, and 1996 .....................................F-3
Consolidated Statements of Stockholders' Equity for
      the years ended December 31, 1998, 1997, and 1996......................F-4
Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996.......................................F-5
Notes to Consolidated Financial Statements...................................F-6


                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
   and Stockholders
Disc Graphics, Inc.


We have audited the accompanying consolidated balance sheets of Disc Graphics, Inc. and subsidiaries as of December 31, 1998, and 1997, and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Disc Graphics, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   /s/ KPMG LLP
                                   KPMG LLP


Melville, New York
January 28, 1999

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                   Assets                                  1998             1997
                   ------                                  ----             ----

Current assets:
   Cash and cash equivalents ......................  $    43,313         31,753
   Accounts receivable, net of allowance
     for doubtful accounts of
     $1,332,000 and $1,162,000, respectively .......  12,721,102     11,698,364
   Inventories ....................................    2,379,627      1,906,694
   Prepaid expenses and other current assets ......      271,462        389,659
   Deferred income taxes ..........................      963,000        549,000
                                                         -------        -------
          Total current assets .................      16,378,504     14,575,470

   Property, plant and equipment, net .............    9,997,743     10,510,266
   Goodwill, net ..................................    1,265,210      1,379,408
   Security deposits and other assets .............      730,084        281,503
                                                         -------        -------

          Total assets .........................     $28,371,541     26,746,647
                                                     ===========     ==========

    Liabilities and Stockholders' Equity
    ------------------------------------

Current liabilities:
   Current maturities of
     equipment notes payable ......................  $   123,948        451,403
   Current portion of long-term debt ..............      112,613        103,530
   Current maturities of capitalized
   lease obligations payable ....................      1,433,328      1,069,209
   Accounts payable ...............................    2,373,626      2,281,609
   Accrued expenses ...............................    2,834,852      2,725,463
   Income taxes payable ...........................      815,952        509,927
                                                         -------        -------

     Total current liabilities .....................   7,694,319      7,141,141

Long-term debt, less current maturities ........       1,415,625      2,805,113
Equipment notes payable, less
  current maturities ...........................          53,325      1,447,860
Capitalized lease obligations payable,
  less current maturities ......................       3,944,868      3,492,857
Deferred income taxes ..........................       1,323,000        748,000
                                                       ---------        -------
          Total liabilities .....................     14,431,137     15,634,971

Commitments and contingencies

Stockholders' equity:
 Preferred stock:
  - $.01 par value; authorized 5,000 shares;
      no shares issued and outstanding                ---                ---
      Common stock:
  -  $.01 par value; authorized 20,000,000 shares;
     issued 5,548,761 in 1998 and 5,440,256 in 1997    55,488         54,403
   Additional paid-in capital                       5,009,671      5,044,934
   Retained earnings                                8,906,581      6,042,154
                                                    ---------      ---------
                                                   13,971,740     11,141,491

Less:
  Treasury stock, 30,349 and 30,059 common shares
    in 1998 and 1997, respectively                    (31,336)     ( 29,815 )
                                                      -------      --------
          Total stockholders' equity               13,940,404    11,111,676
                                                   ----------    ----------

          Total liabilities and
               stockholders' equity            $   28,371,541    26,746,647
                                                   ==========    ==========

See accompanying notes to consolidated financial statements.

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1998, 1997, and 1996

                                            1998         1997            1996
                                            ----         ----            ----

Net sales .........................    $58,881,533     48,444,890     42,575,120
Cost of sales .....................     43,082,081     35,751,899     31,663,934
                                        ----------     ----------     ----------

    Gross profit ..................     15,799,452     12,692,991     10,911,186

Operating expenses:
    Selling and shipping
      expenses ....................      6,018,562      4,426,729      3,682,886
    General and administrative
      expenses ....................      4,531,620      4,056,293      3,929,521
                                         ---------      ---------      ---------

    Operating income...............      5,249,270      4,209,969      3,298,779

Interest expense, net .............        633,512        612,181        763,793
Gain on disposal of equipment .....        149,669           --             --
                                           -------       --------       --------

Income before provision for
  income taxes ....................      4,765,427      3,597,788      2,534,986

Provision for income taxes ........      1,901,000      1,439,000      1,081,000
                                         ---------      ---------      ---------

    Net income .................... $    2,864,427      2,158,788      1,453,986
                                         =========      =========      =========

Net income per share:

    Basic                           $          .52            .40            .29
                                               ===            ===            ===

    Diluted                         $          .52            .40            .29
                                               ===            ===            ===

Weighted average shares outstanding:

    Basic ................               5,474,444      5,387,240      5,090,810
                                         =========      =========      =========

    Diluted ..................           5,492,050      5,397,130      5,097,566
                                         =========      =========      =========

See accompanying notes to consolidated financial statements.





                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1997, and 1996

                                                                                     Additional
                                 Preferred stock              Common stock            paid in      Retained    Treasury
                                Shares     Amount         Shares        Amount        capital      earnings     stock       Total
                                ------     ------         ------        ------        -------      --------      -----       -----

Balance, December 31, 1995        --      $  --        4,962,188     $   49,622     4,948,119     2,429,380         --    7,427,121

Additional expenses in connection
  with Disc/RCL Merger            --         --             --              --        (35,000)         --           --      (35,000)

Shares issued in connection with
  an acquisition                  --         --           74,074            741       174,259          --           --      175,000

Purchase of treasury stock        --         --              --             --           --            --       (24,661)    (24,661)

Purchase of warrants              --         --              --             --        (32,400)         --           --      (32,400)

Additional common shares issued in
  connection with Disc/RCL Merge  --         --          342,256          3,423        (3,423)         --           --         ---


Net income                        --         --              --             --           --       1,453,986         --    1,453,986
                                -----      -----          ------         -------      -------    ---------       ------   ---------


Balance, December 31, 1996        --         --        5,378,518         53,786     5,051,555     3,883,366     (24,661)  8,964,046

Shares issued in connection with
     an acquisition               --         --           10,499            105        37,395          --           --       37,500
Shares issued in connection with
     warrant exchange offer       --         --           51,239            512       (44,016)         --           --      (43,504)

Purchase of treasury stock        --         --              --             --           --            --        (5,154)     (5,154)

Net income                        --         --              --             --           --       2,158,788         --    2,158,788
                                -----      -----           -----          -----       -----       ---------      -------  ---------

Balance, December 31, 1997        --         --        5,440,256         54,403     5,044,934     6,042,154     (29,815) 11,111,676

Shares issued in connection with
      warrants exchanged          --         --          108,505          1,085        (1,085)         --           --           --

Purchase of treasury stock        --         --              --             --           --            --        (1,521)     (1,521)

Purchase of warrants              --         --              --             --        (34,178)         --           --      (34,178)

Net income                        --         --              --             --           --       2,864,427         --    2,864,427
                               -----      -----          ------          -----         ------    ----------       -----   ---------

Balance, December 31, 1998        --         --        5,548,761     $   55,488     5,009,671     8,906,581     (31,336) 13,940,404
                              ======      =====        =========     ==========     =========     =========     =======  ==========


See accompanying notes to consolidated financial statements.




                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997, and 1996

                                                1998         1997        1996
                                                ----         ----        ----

Cash flows from operating activities:
Net income                             $   2,864,427    2,158,788     1,453,986
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization        2,216,705    2,124,596     1,529,246
      Deferred income tax                    161,000       89,000        78,406
      Allowance for doubtful accounts        402,470      526,548       496,662
      Gain on disposal of equipment         (149,669)          --          ---
      Change in assets and liabilities,
        net of acquisition of business:
         Accounts receivable              (1,425,208)  (2,515,895)     (637,390)
         Inventories                        (472,933)     322,582        42,407
         Prepaid expenses and other
           current assets                     57,458      269,381      (156,577)
         Accounts payable and
           accrued liabilities               201,406     (731,561)    1,765,149
         Income taxes payable                306,025     (444,161)      691,862
         Security deposits and
                other assets                (470,413)      54,768        45,135
                                            --------       ------        ------
         Net cash provided by operating
          activities                       3,691,268    1,854,046     5,308,886
                                           ---------    ---------     ---------

Cash flows from investing activities:
    Capital expenditures                  (1,025,613)  (2,419,829)     (782,374)
    Purchase of net assets of
       business acquired                      18,211     (206,497)     (662,545)
    Proceeds from sales of equipment         166,900       55,200         ---
                                             -------       ------      --------
      Net cash used in investing activities (840,502)  (2,571,126)   (1,444,919)
                                            --------   ----------    ----------

Cash flows from financing activities:
    Proceeds from (repayments of)
          long-term debt, net             (1,380,405)    (493,382)   (3,820,459)
    Payments of notes receivable              40,406       43,261        57,700
    Proceeds from capital lease obligations  745,549    2,524,917        79,688
    Principal payments of
     equipment notes payable                (333,755)    (460,226)     (500,077)
    Principal payments of capital
     lease obligations                    (1,875,302)    (847,938)     (867,576)
    Additional merger expenses                  --            --        (35,000)
    Purchase of warrants                     (34,178)         --        (32,400)
    Purchase of treasury stock                (1,521)      (5,154)      (24,661)
    Expenses incurred in relation
     to the exchange offer                     --         (43,504)           --
                                              -----       --------       - ----
          Net cash provided by (used by)
              financing activities         (2,839,206)    717,974    (5,142,785)
                                           ----------     -------    ----------

Net increase (decrease) in cash
    and cash equivalents                       11,560         894    (1,278,818)

Cash and cash equivalents at
     beginning of year                         31,753      30,859     1,309,677
                                               ------      ------      ---------

Cash and cash equivalents at end of year  $    43,313      31,753        30,859
                                          ===========      ======        ======


See accompanying notes to consolidated financial statements.


                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Description of Business
          -----------------------

     Disc Graphics, Inc. and subsidiaries (the Company) operates in one business segment: printing and manufacturing of paperboard packaging. The Company's customers include music, home video, pharmaceutical and general consumer products companies. The Company's business has been moderately seasonal. This seasonality is primarily the result of the music and home video products which are sold between August and October for the holiday season.

     On October 30,  1995,  Disc  Graphics,  Inc., a New York  corporation  (Old
Disc), merged with and into RCL Capital Corp. (RCL). All of the outstanding common stock of Old Disc was converted into the right to receive common stock and warrants to purchase common stock of RCL. RCL simultaneously changed its name to Disc Graphics, Inc. and adopted Disc's year end of December 31. For accounting purposes, the acquisition was treated as a re- capitalization of Disc with Disc as the acquirer (reverse acquisition).

     Prior to October 30, 1995, RCL was a publicly held, development stage entity with assets consisting primarily of cash (a public shell). The Company recorded the merger in a manner similar to the issuance of stock for cash. Terms of the merger required the issuance of approximately 3,100,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock to the Old Disc shareholders in exchange for their interest. In connection with the merger, certain RCL stockholders were required to contribute to RCL, for no separate consideration, 200,000 shares of RCL common stock. In addition, electing RCL stockholders redeemed 184,935 shares of common stock concurrently with the merger. As a result, net proceeds to the Company aggregated $4,646,966 for the issuance of 2,715,068 shares of common stock.

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

     (b)  Principles of Consolidation
          ---------------------------

     The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.



     (c)  Revenue Recognition
          -------------------

Revenues are recognized when merchandise is shipped.

     (d)  Cash Equivalents
          ----------------

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents in 1996, 1997 and 1998.

     (e)  Inventories
          -----------

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     (f)  Property, Plant and Equipment
          -----------------------------

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

     (g)  Goodwill
          --------

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

     (h)  Income Taxes
          ------------

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.



     (i)  Net Income Per Share
          --------------------

     Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which became effective for the Company as of December 31, 1997. As required by the Statement, earnings per share for all prior periods presented have been restated. Basic earnings per share is computed by dividing income available to common stockholders (which for the Company equals its recorded net income) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock, such as stock options and warrants, were exercised, converted into common stock or otherwise resulted in the issuance of common stock. The computation of weighted average shares outstanding for 1996, 1997 and 1998 does not include incremental shares relating to outstanding warrants since the exercise price of the warrants exceeded the market price.

     (j)  Stock Option Plan
          -----------------

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion, Accounting for Stock Issued to Employees (APB No.25), and related interpretations. As such, compensation expense generally would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS, Accounting for Stock-Based Compensation (SFAS No.123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No.123 allows entities to continue to apply the provisions of APB Opinion No.25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No.123 had been applied. The Company has elected to apply the provisions of APB Opinion No.25 and provide the pro forma disclosure provisions of SFAS No.123.

     (k) Impairment of Long Lived Assets and Long Lived Assets to Be Disposed Of
         -----------------------------------------------------------------------

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long- lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     (1)  Comprehensive Income
          --------------------

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in annual consolidated financial statements and be displayed with the same prominence as other items in annual consolidated financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available for sale. The Company has no elements of other comprehensive income other than net income, therefore, comprehensive income equals reported net income.


     (m)  Use of Estimates
          ----------------

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

(2)      Acquisitions
         ------------

     (a)  Benham Press, Inc.
          ------------------

     On October 24, 1997, the Company acquired substantially all of the assets and certain liabilities of Benham Press, Inc., an Indiana based printing company (Benham), for $87,043 in cash, the issuance of 10,499 shares of the Company's common stock and the assumption of certain liabilities associated with outstanding borrowing under a line of credit agreement and notes payable of approximately $2,637,000. The Company liquidated such liabilities with additional borrowings under the Company's line of credit. The Company recorded the value of the 10,499 shares of common stock at the estimated fair value at the date of acquisition. The results of operations of Benham have been included in the accompanying financial statements from the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Goodwill amortization amounted to $21,598 and $5,325 for the years ended December 31, 1998 and 1997, respectively.


         The allocation of the purchase price of Benham was as follows:

                  Purchase price:
                  Cash                                        $  87,043
                  Common stock                                   37,500
                  Transaction costs                             101,242
                                                                -------
                                                                225,785

                  Net deficit of business acquired
                    (fair value of tangible assets and
                     liabilities acquired approximated
                     carrying value)                           (247,752)
                                                               --------
                                                                473,537

                  Allocated to:
                  Covenant not to compete                       100,000
                                                                -------
                  Goodwill                                    $ 373,537
                                                              =========

(b)      Pointille, Inc.
         ---------------

     On May 17, 1996, the Company acquired substantially all of the assets and certain liabilities of Pointille, Inc., a California based printing company (Pointille), for $662,545 in cash, the issuance of 74,074 shares of the Company's common stock, and the issuance of a promissory note in the amount of $330,000 (principal and interest), payable in 36 equal monthly installments of principal and interest beginning on June 17, 1996. The Company recorded the value of the 74,074 shares of the Company's common stock issued at the estimated fair value at the date of the acquisition. The acquisition was accounted for using the purchase method of accounting. Goodwill amortization amounted to $74,388 and $74,175 for the years ended December 31, 1998 and 1997, respectively.

The allocation of the purchase price of Pointille was as follows:

        Purchase price:
           Cash                                       $         662,545
           Promissory note (present value)                      299,708
           Receivable from former owner                        (175,633)
           Common stock                                         175,000
           Transaction costs                                    154,236
                                                                -------
                                                              1,115,856

           Net asset value of business acquired
              (fair value of tangible assets and
              liabilities acquired approximated
              carrying value)                                      --
                                                               ---------

           Allocated to Goodwill                       $       1,115,856
                                                               =========

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Pointille as if the acquisition had occurred on January 1, 1996. The effect of Benham's operations to the consolidated financial statements of the Company for the years ended December 31, 1997 and 1996 was not material and therefore pro forma financial information is not presented.

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

                                                                  1996
                                                                  ----
                                                       (in thousands, except
                                                        per share amounts)

   Net sales                                           $           45,401
   Net income                                          $            1,487
   Net income per share:
        Basic and diluted                              $              .29


(3)  Supplemental Cash Flow Information
     ----------------------------------

     The following is supplemental information relating to the consolidated statements of cash flows:


                                      F-10


                                      1998              1997                1996
                                      ----              ----                ----

     Cash paid during the year for:

       Interest                  $ 664,586           581,162             812,747

       Income taxes              1,448,500         1,986,692             460,071

(4)  Covenant Not to Compete
     -----------------------

In 1997, the Company obtained a non-compete agreement in connection with the acquisition of Benham. Under the terms of the acquisition agreement, the non-compete agreement was valued at $100,000. The non-compete agreement has an original life of 5 years and will be amortized using the straight-line method. Amortization of the intangible asset amounted to $20,000 and $3,763 for the years ended December 31, 1998 and 1997, respectively. The unamortized balances of $76,237 and $96,237 as of December 31, 1998 and 1997, respectively, are included in security deposits and other assets in the accompanying consolidated balance sheets.

(5)  Inventories
     -----------

     Inventories consist of the following:

                                                  1998                    1997
                                                  ----                    ----

     Raw materials                    $         1,577,349              1,412,613
     Work-in-process                              659,552                359,743
     Finished goods                               142,726                134,338
                                                  -------                -------

                                      $         2,379,627              1,906,694
                                                =========              =========

(6)  Property,  Plant and Equipment
     ------------------------------

     Property, plant and equipment consist of the following:

                                                1998                      1997
                                                ----                      ----

     Land and building                $       550,000                    550,000
     Machinery and equipment               15,145,272                 14,868,633
     Furniture and fixtures                 1,290,616                  1,205,516
     Leasehold improvements                 1,390,758                  1,234,793
     Automobiles and trucks                   217,565                    171,689
                                              -------                    -------
                                           18,594,211                 18,030,631
        Less accumulated depreciation
               and amortization             8,596,468                  7,520,365
                                            ---------                  ---------

                                     $      9,997,743                 10,510,266
                                            =========                 ==========


     Depreciation and amortization expense of property, plant, and equipment amounted to $2,078,554, $2,020,999 and $1,446,633 for the years ended
     December 31, 1998, 1997, and 1996, respectively.

(7)  Accrued Liabilities
     -------------------

     Accrued liabilities at December 31, 1998 and 1997 consisted of the following:

                                                1998                    1997
                                                ----                    ----

     Accrued payroll and other
          employee benefits          $        1,610,996                1,781,295
     Accrued vacation                           438,342                  404,808
     Accrued commissions                        549,049                  377,658
     Accrued other                              236,465                  161,702
                                                -------                  -------

                                     $        2,834,852                2,725,463
                                              =========                =========



(8)  Long-term Debt
     --------------

     Long-term Debt summarized as follows:

                                                       1998              1997
                                                       ----              ----

     Revolving line of credit (a)          $          870,000          2,760,000
     6.36% Promissory Note due in monthly
        installments of 9,167 through May 1999 (b)     45,113            148,643
     Mortgage payable due in varied monthly
       installments through February 2008 (c)         613,125              ---
                                                      -------           -------
                                                    1,528,238          2,908,643
                  Less current portion                112,613            103,530
                                                      -------            -------

                                           $        1,415,625          2,805,113
                                                    =========          =========


     (a) In February, 1997, the Company entered into a financing agreement with Key Bank, N.A. as amended on December 1, 1998. The eight year Revolving Credit - Term Loan facility provides the Company the option to convert the outstanding balance at February 21, 2001 to a fixed term loan to be repaid over four years. The revolving credit portion of the loan provides financing as defined, not to exceed $10,000,000. The financing agreement bears interest at the lower of LIBOR plus 1.00% to 1.50% based on the debt coverage ratio or the bank's base rate. At December 31, 1998, the base rate was 7.75%. The financing agreement is secured by all personal property of the Company. In addition, the financing agreement contains various covenants including the maintenance of certain financial ratios including consolidated net worth, working capital, debt service, funded debt to EBITDA and the maintenance of net income.

     (b) In connection with the acquisition of Pointille, described in note 2, the Company issued a promissory note in the amount of $330,000 (principal and interest) payable in 36 equal monthly installments of principal and interest that began in June 1996.

     (c) On January 16, 1998, the Company secured a mortgage with a lending institution in the amount of $675,000 for the building and land acquired in the purchase of Benham. The mortgage is payable over ten years at a fixed rate of 8.125%. This mortgage is secured by a first lien on the premises and an assignment of rents and leases on the premises.

(9)  Equipment Notes Payable
     -----------------------

     Notes payable at December 31, 1998 and 1997 consist of the following:

                                                             1998          1997
                                                             ----          ----

     Various secured equipment financing notes, payable
     In monthly installments aggregating $12,400 and
     $48,857, respectively, including interest at 8.2%
     maturing from October 1999 through September
     2000 secured by equipment with a net book value
     of $389,681 at December 31, 1998                     $177,273     1,861,055


     Secured equipment financing note payable to a bank
     payable in monthly installments of $2,416 with
     interest at 7.9% through October 1998, personally
     guaranteed by the president and two vice presidents     --           23,300

     Other                                                   --           14,908
                                                           -----          ------

                                                           177,273     1,899,263

     Less current maturities                               123,948       451,403
                                                           -------       -------

                                                          $ 53,325     1,447,860
                                                          ========     =========

(10)     Leases
         ------

          The Company is obligated under several capital leases for certain machinery and equipment that expire at various dates during the next seven years. At December 31, 1998 and 1997, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:

                                                        1998             1997
                                                        ----             ----

         Machinery and equipment            $        7,921,301         6,201,998
         Less accumulated amortization               2,051,589         1,341,922
                                                     ---------         ---------
                                            $        5,869,712         4,860,076
                                                     =========         =========


          The Company occupies its premises pursuant to a lease with a related party expiring December 31, 2007, with a five year renewal option (see note 14). The lease provides for annual rentals, as defined, payable monthly, as well as payments for a share of maintenance, insurance, and real estate taxes. The Company is also obligated under various non-cancelable equipment leases.

          Rent expense under  operating  leases for the years ended December 31,
          1998,  1997  and  1996  was  $1,162,154,   $1,034,416,  and  $900,442,
          respectively.


          Future minimum lease payments under non-cancelable operating leases (with initial remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 1998 are:


                                                          Capital      Operating
                                                          Leases          Leases
                                                          ------          ------
               Year ending December 31:
                    1999                       $        1,817,273      1,163,492
                    2000                                1,542,991        890,629
                    2001                                1,122,786        588,276
                    2002                                  781,570        462,546
                    2003                                  350,100        385,023
                    2004 and thereafter                   612,675      1,044,000
                                                          -------      ---------

         Total minimum lease payments                   6,227,395      4,533,966
                                                        =========      =========

         Less amount representing interest (at
         rates ranging from 5.9% to 10.5%)                849,199
                                                          -------

        Net principal portion                            5,378,196
        Less portion due within one year                 1,433,328
                                                         ---------
        Long-term portion                       $        3,944,868
                                                         =========

     Liabilities under certain capital leases are personally guaranteed by the president and two vice-presidents.

     In 1998, the Company traded in a printing press, which was previously financed by an equipment note through GE Capital Public Finance ("GECPF"), for a new press. The carrying value of the old press, approximately $1,489,000, approximated the related obligation, and accordingly no gain or loss was recognized. In connection with the transaction, the Company entered into a seven year capital lease arrangement with the Suffolk County Industrial Development Association ("SCIDA") and GECPF. The lease contains certain provisions limiting the Company's capital expenditures in Suffolk County over the next three years and certain debt covenants consistent with those contained in the Company's revolving credit agreement with Key Bank, NA. The initial carrying value of the new press and the net present value of the related capital lease obligation is $2,003,657.

     In 1998, the Company also converted three of its capital lease obligations with variable rates to fixed rates through an interest rate swap agreement with an affiliate of the lessor. The present value of these three leases as of December 31, 1998, was $1,933,325.

(11)     Stockholders' Equity
         --------------------

         (a)      Stock Options
                  -------------

     Concurrent with the merger with RCL, the Company's stockholders approved the adoption of the 1995 Incentive Stock Option Plan (the Plan). An aggregate of 500,000 shares of the Company's common stock are reserved for issuance upon the exercise of options pursuant to the Plan. Officers, key employees, directors and certain consultants and advisors to the Company are eligible to participate in the Plan. The Plan may issue incentive stock options and nonqualified stock options. Options are granted at the market price on the date of grant and expire in five or ten years. The duration of any option granted under this Plan shall be fixed by the Incentive Stock Option Committee in its sole discretion and no option may be exercised until at least six months after the date of grant. At December 31, 1998, there were 214,355 additional shares available for grant under the Plan.

Changes in options outstanding are as follows:

                                                               Weighted-average
                                                   Shares         exercise price
                                                   ------         --------------

Outstanding December 31, 1995 .................    62,500               $   4.13
Granted .......................................    61,000                   2.89
                                                   ------

Outstanding December 31, 1996 .................   123,500                   3.51
Granted .......................................    52,000                   4.66
                                                   ------

Outstanding December 31,1997 ..................   175,500                   3.85
Granted .......................................   110,145                   4.06
                                                  -------

Outstanding December 31, 1998 .................   285,645                   3.93
                                                  =======


Exercisable at December 31, 1998 ..............   177,500               $   3.86
                                                  =======               ========

     The weighted average remaining life of options outstanding as of December 31, 1998, was 7.25 years.



     The assumptions used in determining the weighted average fair value of options granted are as follows:

                                             1998           1997           1996
                                             ----           ----           ----

          Weighted average fair value      $ 2.91           2.61           1.43
          Divided yield                       ---            ---            ---
          Risk free interest rate           5.73%          5.99%           6.49%
          Stock volatility                    59%            63%             31%
          Expected option Life               9.77           5.19            9.80

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                      1998              1997            1996
                                      ----              ----            ----
               Net income:
                    As reported      $2,864,427        2,158,788       1,453,986
                    Pro forma        $2,744,554        2,116,869       1,368,329

               Net income per share:
                    As reported: basic and diluted
                                     $      .52              .40             .29

                    Pro forma: basic and diluted
                                     $      .50              .39             .27

(b)      Warrants
         --------

     The Company has 1,242,105 Class A warrants outstanding that were originally issued in connection with RCL's initial public offering (IPO). The warrants are separable and tradable and each warrant entitles the holder to purchase one share of the Company's common stock at $5.50 per share prior to November 9, 1999. The warrants may be redeemed, at the Company's option, at a price of $.05 per warrant provided the closing bid price per share equals or exceeds $9.50 for the 20 trading days within a period of 30 consecutive trading days prior to the notice of redemption.

     In 1997, the Company made an exchange offer to holders of the warrants. Under the terms of the offer, each warrant holder was entitled to one share of the Company's common stock for approximately every 8.5 warrants exchanged. The exchange offer expired in August 1997. During the exchange period 435,595 warrants were exchanged for 51,239 shares of common stock. In 1998, third parties exchanged 922,300 Class A warrants for 108,505 shares of common stock, at a ratio similar to the 1997 exchange offer.

     During 1996, 168,000 Class A warrants were repurchased for $32,400. During 1998, 100,000 Class A warrants were repurchased for $34,178.

     In connection with the merger with RCL, warrants to purchase 1,000,000 shares of common stock were issued at exercise prices ranging from $7.00 to $10.00. These warrants expire on November 9, 2002.

     In connection with RCL's IPO, warrants to purchase 135,000 units were issued to the underwriter (Underwriters' Warrants). The Underwriters' Warrants are exercisable at a price of $9.00 per unit consisting of one share of the Company's common stock and two Class A warrants (Units) and expire on November 9, 1999. The exercise price of the Class A warrants contained in the Units is $5.50 per share.


(12)     Notes Receivable-Stockholders
         -----------------------------

     In December 1991, the president and two vice presidents were advanced $536,360 in exchange for notes receivable. These notes were unsecured and provided for interest at 9%. The president satisfied his note balance in 1995 and the balance of the notes from the two vice presidents were received during 1997.

(13)     Income Taxes
         ------------

     The provision for (benefit of) income taxes for the years ended December 31, 1998, 1997 and 1996 consists of the following:


                                        1998             1997             1996
                                        ----             ----             ----

          Current
               Federal    $        1,484,000       1,204,000            931,400
               State                 256,000         324,000            228,000
                                     -------         -------            -------

                                   1,740,000       1,528,000          1,159,400

          Deferred:
               Federal               200,000         (79,000)           (66,640)
               State                 (39,000)        (10,000)           (11,760)
                                     -------         -------            -------

                                     161,000         (89,000)           (78,400)
                                     -------         -------            -------

                          $        1,901,000       1,439,000          1,081,000
                                   =========       =========          =========

     The provision for income taxes for the years ended December 31, 1998, 1997, and 1996 differed from the amounts computed by applying the Federal income tax rate of 34% primarily as a result of state and local income taxes, net of Federal income tax benefits.

     The tax effects of temporary differences that give rise to a significant portion of the net deferred tax liability at December 31, 1998 and 1997 are as follows:

                                                 1998                      1997
                                                 ----                      ----

Deferred tax assets:
  Inventory valuation                       $     44,000                  38,000
  Allowance for doubtful accounts                387,000                 176,000
  Uniform cost capitalization for inventory       40,000                  33,000
  Accrued vacation                               143,000                 134,000
  Accrued salaries and commissions                68,000                  10,000
  Sales return allowance                          30,000                  23,000
  Investment tax credit carryforwards            457,000                 476,000
                                                 -------                 -------
     Total deferred tax assets                 1,169,000                 890,000

          Less valuation allowance               206,000                 341,000
                                                --------                 -------

     Net deferred tax assets                     963,000                 549,000

Deferred tax liability:
  Accelerated depreciation for
     tax purposes                             (1,323,000)              (748,000)
                                               ---------                --------

  Net deferred tax liability      $              360,000                199,000
                                                 =======                =======


     The valuation allowance for deferred tax assets as of December 31, 1998 and 1997 was $206,000 and $341,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1998 was a decrease of $135,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998.

     At December 31, 1998,  the Company has available New York State  investment
     tax  credit  carryforwards   aggregating  approximately  $693,000  expiring
     through 2013.

(14)     Related Party Transactions
         --------------------------

     The Company leases one of its operating facilities from an entity which is owned by several officers, directors and stockholders of the Company. The lease is for a fifteen year term expiring in 2007 and requires minimum annual rental payments of $348,000. Rentals paid to the entity were $348,000 in each of the years ended December 31, 1998, 1997 and 1996, and a security deposit of $115,000 paid on the lease is included in security deposits and other assets at December 31, 1998.

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

(15)     Commitments and Contingencies
         -----------------------------

     In 1992, the Company entered into consulting agreements, as amended, to provide three of its shareholders a minimum annual fee of $37,333 through August 31, 2001. The aggregate expense under these agreements was $111,999, $111,999 and $132,412 for 1998, 1997 and 1996, respectively.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.

(16)     Benefit Plans
         -------------

     The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All employees are eligible for voluntary participation upon completing three consecutive months of service. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company matches the participants' contributions up to a maximum of 2% of compensation. The costs related to the plan approximated $115,800, $123,500, and $117,700 for the years ended December 31, 1998, 1997 and 1996, respectively.

(17)     Fair Value of Financial Instruments
         -----------------------------------

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of all financial instruments classified as a current asset or current liability is deemed to approximate fair value because of the short maturity of these investments. In the opinion of management, the fair values of equipment notes payable, long-term debt and capital leases are not materially different from their carrying values based on the related interest rates compared to rates currently available to the Company.

(18)     Business and Credit Concentrations
         ----------------------------------

     Most of the Company's customers are located in the northeastern United States. No one customer accounted for more than 10% of the Company's sales for 1998, 1997, and 1996. At December 31, 1998 and 1997, four customers (aggregating 35%) and three customers (aggregating 20%) each accounted for more than 5% of the net accounts receivable balance, respectively.

     The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns.


(19)     Unaudited Quarterly Financial Information
         -----------------------------------------

     The following is a summary of unaudited quarterly operating results for fiscal 1998 and 1997 (in thousands, except per share amounts):

                                              1998
                                              ----

                                First      Second      Third       Fourth
                               quarter     quarter     quarter     quarter
                               -------     -------     -------     -------

Net sales                     $  12,612     14,306      15,674     16,290
Gross profit                      2,897      3,840       4,448      4,614
Net income                          118        632         951      1,163
Net income per share:
     Basic and diluted              .02        .12         .17        .21
                                    ===        ===         ===        ===


                                              1997
                                              ----

                                 First       Second     Third      Fourth
                                quarter     quarter     quarter    quarter
                                -------     -------     -------    -------

Net sales                     $ 11,198       11,065      13,234     12,948
Gross profit                     2,983        2,690       3,624      3,396
Net income                         504          245         798        612
Net income per share:
Basic and diluted                  .09          .05         .15        .11
                                   ===          ===         ===        ===


ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


         Not applicable.



                                    PART III

     In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the Registrant's 1999 Annual Meeting of Stockholders. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report.




                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed with this Report:

     (1) Financial Statements. (See Item 8 above.) Disc Graphics, Inc. Consolidated Financial Statements for each of the three years in the three-year period ended December 31, 1998.

      (2)      Financial Statement Schedules.  (See Item 8 above.)

               Schedule II - Valuation and Qualifying Accounts

      (3)      Exhibits: See Exhibit Index included elsewhere in this Report.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

(c)   Exhibits.  See Exhibit Index included elsewhere in this Report.

(d)   Financial Statement Schedules.  See Items 8 and 14(a)(2) above.


                                       23

                              DISC GRAPHICS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


              Col. A                            Col. B            Col. C          Col. D           Col. E          Col. F
              ---------------------------------------------------------------------------------------------------------------------

                                              Balance at        Charged to                                      Balance at
                                               Beginning         Cost and                                        End of
              Classification                  of Period          Expense         Deductions (1)     Other         Period




    .................
For the year ended December 31, 1996: ..........  494,000         497,000        (147,000)                         844,000
       Allowance for doubtful accounts


For the year ended December 31, 1997: ..........  844,000         527,000        (229,000)          20,000(2)    1,162,000
       Allowance for doubtful accounts


For the year ended December 31, 1998: ..........1,162,000         403,000        (233,000)                       1,332,000
       Allowance for doubtful accounts



(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries

(2)  Allowance for doubtful accounts of acquired business

                                       24


                                  EXHIBIT INDEX

Exhibit           Description

2 Agreement and Plan of Merger dated as of May 8, 1995 between the Registrant and Old Disc (filed as Exhibit 2.1 to the Form S-4 Registration Statement, Amendment No. 1 dated August 31, 1995 [File No. 33-94068]*).

3.a  Restated  Certificate of  Incorporation  of the  Registrant  (filed as
     Exhibit 4.a to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto*).

3.b Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to Form 8-A, filed June 21, 1996*).

4.a Redeemable Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, as warrant agent, including the form of Certificates representing the Class A Warrants (filed as Exhibit 4.3 to the Form S-1 Registration Statement, declared effective November 9, 1993 [File No. 33-62980]*).

4.b Form of Merger Warrants, with Schedule indicating particular terms of each of 60 individual warrants (filed as Exhibit 4.f to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto*).

4.c 1995 Incentive Stock Option Plan (filed as Exhibit 4.5 to the Form S-4 Registration Statement, Amendment No. 1 dated August 31, 1995 [File No. 33-94068]*).

4.d Agreement dated as of October 27, 1995 between certain stockholders of the Registrant and certain stockholders of Old Disc, a New York corporation (filed as Exhibit 4.h to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto*).

4.e Form of certificate evidencing shares of Commons Stock (filed as an Exhibit to the Registration Statement on Form S-1, File No. 33-62980 declared effective on November 9, 1993*).

4.f Option to purchase 50,000 shares in favor of Jeffrey J. Bowe, dated October 24, 1997 (filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1997*).

9.a Voting and Registration Rights Agreement dated October 30, 1995 among the Registrant and its shareholders listed in Exhibit 1 thereto (filed as Exhibit 4.b to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No.1 thereto*).

                                       25

10.a Security  Agreement dated February 26, 1997 between the Registrant and
     KeyBank National Association (filed as Exhibit 10.a to Registrant's Form 10-K for the fiscal year ended December 31, 1996*).


10.b Asset  Purchase  Agreement  dated  as of May 17,  1996,  by and  among
     Registrant, Pointille, Inc. and the shareholders of Pointille (filed as Exhibit 2 to the Current Report on Form 8-K dated May 18, 1996*).

10.c Form of Indemnification Agreement between RCL and the directors and officers of the Registrant (filed as an Exhibit to the Registration Statement on Form S-1, File No. 33-62980, declared effective on November 9, 1993*).

10.d Management Agreement between RCL and RCL Capital Partners, Inc., formerly RCL Management Corp., dated October 1, 1992 (filed as an Exhibit to the Registration Statement on Form S-1, File No. 33-62980, declared effective on November 9, 1993*).

10.e Agreement of Lease,  dated as of December 1, 1992  between  Registrant and Horizon Equity Partners, LP (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995*).

10.f Agreement of Lease, dated as of September 15, 1993 between Registrant and Everis Realty Corp. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995*).

10.g Agreement of Lease,  dated as of June 14, 1995  between Disc  Graphics
     Label Group, Inc. and Kertzner Associates, Ltd. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068, declared effective on October 30, 1995*).

10.h Form of Employment Agreement, dated June 28, 1995, between Registrant and Donald Sinkin (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995*).

10.i Form of Employment Agreement, dated June 28, 1995, between Registrant and John A. Rebecchi (filed as an Exhibit to the Registration
     Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995*).

10.j Form of Employment Agreement, dated June 28, 1995, between Registrant and Steven Frey (filed as Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective October 30, 1995*).

10.k Asset Purchase  Agreement  between  Registrant and Benham Press,  Inc.
     dated  as  of  September   19,  1997  (filed  as  an  Exhibit  to  the
     Registrant's Form 10-K for the fiscal year ended December 31, 1997*).

                                       26


10.l Employment Agreement between Registrant and Jeffrey J. Bowe dated as of October 24, 1997 (filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1997*).

10.m $675,000  Mortgage  and  Security  Agreement  between  Registrant  and
      KeyBank National Association dated January 16, 1998 (filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1997*).

10.n Amended and Restated Credit Agreement dated December 1, 1998 between the Registrant and KeyBank National Association.**

10.o Borrower's Confirmation of Security Agreement dated December 1, 1998 between the Registrant and KeyBank National Association.**

21.1 Subsidiaries of the Company.**

23   Consent of Independent Accountants.**

25.1 Power of Attorney (included in the signature page of this Report).**

27   Financial Data Schedule.**



  *Document previously filed and incorporated herein by reference. **Document filed herewith.

                                       27





                        Signatures and Power of Attorney

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 1999.

                                             DISC GRAPHICS, INC



                                          By: /s/Donald Sinkin
                                              ----------------
                                              Donald Sinkin, Chairman of
                                              the Board, Chief Executive
                                              Officer and President
                                              (Principal Executive Officer)


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Donald Sinkin, Margaret M. Krumholz and Frank A. Bress, or any of them, with full power to act, his or her attorney-in-fact, with the power of substitution for him or her in any and all capacities, to sign any or all amendments to this report, and to file the same with the Securities and Exchange Commission, hereby ratifying and confirming that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.


                                       28


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 1999 by the following persons in the capacities indicated:


Signature                                                Title
---------                                                -----



/s/Donald Sinkin                            Chairman of the Board, Chief
-----------------                           Executive Officer and President
Donald Sinkin                               (Principal Executive Officer)


/s/Stephen Frey                             Senior Vice President of Operations,
----------------                            Secretary and Director
Stephen Frey                                (Principal Operating Officer)



/s/Margaret Krumholz                        Chief Financial Officer and Senior
--------------------                        Vice President of Finance
Margaret Krumholz                           (Principal Accounting Officer)



/s/John Rebecchi                            Senior Vice President of Sales and
-----------------                           Marketing and Director
John Rebecchi



s/Frank A. Bress                            Vice President for Legal Affairs and
-----------------                           General Counsel
Frank A. Bress



/s/Daniel Levinson                          Director
-------------------
Daniel Levinson



/s/Seymour W. Zises                         Director
--------------------
Seymour W. Zises



/s/Mark L. Friedman                         Director
---------------------
Mark L. Friedman