Form 10-Q
period 1999-03-31
DISC GRAPHICS INC /DE/
filed 1999-05-14
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

                                 Yes [X] No [ ]

As of March 31, 1999, 5,518,352 shares of the Registrant's Common Stock, par value $.01, were outstanding.

                               DISC GRAPHICS, INC.
                                    FORM 10-Q
                          Quarter Ended March 31, 1999


                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION ................................................3

Item 1   Financial Statements
          Consolidated Balance Sheets as of March 31, 1999 (unaudited)
               and December 31, 1998...........................................3
          Consolidated Statements of Income (unaudited) for the
               Three Months ended March 31, 1999 and 1998 .....................4
          Consolidated Statements of Cash Flows (unaudited) for the
               Three Months ended March 31, 1999 and 1998 .....................5
          Notes to Unaudited Consolidated Financial Statements ................6

Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations ......................................8

Item 3    Quantitative and Qualitative Disclosures About Market Risk .........12



PART II - OTHER INFORMATION ..................................................13

Item 1    Legal Proceedings ..................................................13

Item 2    Changes in Securities ..............................................13

Item 3    Defaults Upon Senior Securities ....................................13

Item 4    Submission of Matters to a Vote of Security Holders ................13

Item 5    Other Information ..................................................13

Item 6(a) Exhibits ...........................................................13

Item 6(b) Reports on Form 8-K ................................................13

Signatures ...................................................................14

                               DISC GRAPHICS, INC.

                           Consolidated Balance Sheets
             As of March 31, 1999 (unaudited) and December 31, 1998


                                                                              March 31, 1999              December 31, 1998
                                                                               (unaudited)
Assets
Current assets:
      Cash                                                                        $     813,885                    $ 43,313
      Accounts receivable, net of allowance for doubtful accounts
           of $1,333,000 and $1,332,000, respectively                                11,285,921                  12,721,102
      Inventories                                                                     2,323,852                   2,379,627
      Prepaid expenses and other current assets                                         357,479                     271,462
      Deferred income taxes                                                             963,000                     963,000
                                                                                        -------                     -------

                       Total current assets                                          15,744,137                  16,378,504

Plant and equipment, net                                                             10,832,281                   9,997,743
Goodwill, net of amortization of $244,137 and $221,979, respectively                  1,243,052                   1,265,210
Security deposits and other assets                                                      439,112                     730,084
                                                                                        -------                     -------

                       Total assets                                               $  28,258,582                $ 28,371,541
                                                                                  =============                ============

Liabilities and Stockholders' Equity
Current liabilities:
      Current maturities of equipment notes payable                                $    109,546                   $ 123,948
      Current portion of long-term debt                                                  85,688                     112,613
      Current maturities of capitalized lease obligations payable                     1,549,249                   1,433,328
      Accounts payable and accrued expenses                                           5,467,400                   5,208,478
      Income taxes payable                                                              483,942                     815,952
                                                                                        -------                     -------

                       Total current liabilities                                      7,695,825                   7,694,319

Long term debt                                                                          528,750                   1,415,625
Equipment notes payable, less current maturities                                         34,500                      53,325
Capitalized lease obligations payable, less current maturities                        4,434,993                   3,944,868
Deferred income taxes                                                                 1,323,000                   1,323,000
                                                                                      ---------                   ---------

                       Total liabilities                                             14,017,068                  14,431,137

Stockholders' equity:
      Preferred stock:
           $.01 par value; authorized 5,000 shares; no shares issued
               and outstanding                                                              ---                         ---
      Common stock:
           $.01 par value; authorized 20,000,000 shares;  issued
               5,548,761 and 5,440,256, respectively                                     55,488                      55,488
      Additional paid in capital                                                      5,009,671                   5,009,671
      Retained earnings                                                               9,207,961                   8,906,581
                                                                                      ---------                   ---------
Less:                                                                                14,273,120                  13,971,740

      Treasury stock, at cost, 30,409 and 30,349 shares at
      March 31, 1999 and December 31, 1998, respectively                                (31,606)                    (31,336)
                                                                                        -------                     -------
                       Total stockholders' equity                                    14,241,514                  13,940,404
                                                                                     ----------                  ----------

                       Total liabilities and stockholders' equity                 $  28,258,582                $ 28,371,541
                                                                                  =============                ============

      See accompanying notes to unaudited Consolidated Financial Statements

                               DISC GRAPHICS, INC.

                        Consolidated Statements of Income
               For the Three Months Ended March 31, 1999 and 1998
                                   (unaudited)


                                                                    March 31, 1999                    March 31, 1998
                                                                    --------------                    --------------

Net sales                                                                  $14,894,995                      $ 12,612,460
Cost of sales                                                               11,470,472                         9,715,028
                                                                            ----------                         ---------

             Gross profit                                                    3,424,523                         2,897,432

Operating Expenses:
        Selling and shipping                                                 1,523,540                         1,373,754
        General and administrative                                           1,275,680                         1,156,036
                                                                             ---------                         ---------

             Operating income                                                  625,303                           367,642

Interest expense, net                                                          122,923                           170,957
                                                                               -------                           -------

Income before provision for income taxes                                       502,380                           196,685

Provision for income taxes                                                     201,000                            79,000
                                                                               -------                            ------

        Net income                                                           $ 301,380                         $ 117,685
                                                                             =========                         =========

        Net income per share:

             Basic                                                              $ 0.05                            $ 0.02
                                                                                ======                            ======

             Diluted                                                            $ 0.05                            $ 0.02
                                                                                ======                            ======

        Weighted average number of shares outstanding

             Basic                                                           5,518,387                         5,429,922

             Diluted                                                         5,555,661                         5,447,450



     See accompanying notes to unaudited Consolidated Financial Statements

                               DISC GRAPHICS, INC.

                      Consolidated Statement of Cash Flows
                  For the Months Ended March 31, 1999 and 1998
                                   (unaudited)


                                                                          March 31, 1999           March 31, 1998
                                                                          ---------------          --------------

Cash flows from operating activities:
     Net income                                                               $ 301,380                $ 117,685
     Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                      395,428                  483,068
             Allowance for doubtful accounts                                    100,000                   85,000
             Changes in assets and liabilities:
                     Accounts receivable                                      1,335,181                  704,966
                     Inventory                                                   55,775                 (369,890)
                     Prepaid expenses and other current assets                  (86,017)                 (33,721)
                     Accounts payable and accrued expenses                      258,922                  362,120
                     Income taxes payable                                      (332,010)                 (68,830)
                     Security deposits and other assets                         285,419                  (41,475)
                                                                                -------                  -------

                        Net cash provided by operating activities             2,314,078                1,238,923
                                                                              ---------                ---------

Cash flows from investing activities:
     Capital expenditures                                                      (202,355)                 (86,479)
     Purchase of net assets of business acquired                                  ----                    16,625
                                                                                -------                   ------

                        Net cash used in investing activities                  (202,355)                 (69,854)
                                                                               --------                  -------

Cash flows from financing activities:
     Repayments of long-term debt, net proceeds                                (913,800)                (696,520)
     Principal payments of equipment notes payable                              (33,227)                (113,468)
     Principal payments of capital lease obligations                           (393,854)                (244,995)
     Purchase of treasury stock                                                    (270)                    (555)
     Payments of notes receivable                                                 ----                    15,801
                                                                                --------                 --------


                        Net cash used in financing activities                (1,341,151)              (1,039,737)

Net increase in cash                                                            770,572                  129,332

Cash at December 31                                                              43,313                   31,753
                                                                                 ------                   ------

Cash at March 31                                                             $  813,885                $ 161,085
                                                                             ==========                =========

Cash paid during the year for:
     Interest                                                                 $ 134,776                  179,572

     Income taxes                                                             $ 533,010                  147,830



         See accompanying notes to unaudited Consolidated Financial Statements

                              DISC GRAPHICS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General

         The consolidated financial statements included herein have been prepared by Disc Graphics, Inc., and its subsidiaries (collectively, the "Company") without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures made herein are adequate to make the information presented not misleading, it is recommended that these consolidated financial statements be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1998. The December 31, 1998 figures included herein were derived from such audited Consolidated Financial Statements. In the opinion of management, the information furnished herein reflects all normal recurring adjustments that are necessary to present fairly such information.

Earnings Per Share

         Earnings per share is computed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128. Basic earnings per share is computed by dividing income available to common stockholders (which, for the Company, equals its recorded net income) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if all securities exercisable or exchangeable for or convertible into shares of common stock that were outstanding during the period, such as stock options and warrants, were exercised or exchanged for or converted into shares of common stock. The computation of weighted average shares outstanding used in the calculation of diluted earnings per share does not include shares of Common Stock that would be issuable upon the exercise of the Company's outstanding warrants, because the exercise price of such warrants exceeded the market price of the Company's Common Stock during the relevant periods.

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

Inventories

         Inventories consist of the following:

                                      March 31, 1999           December 31, 1998

          Raw materials                 $1,662,178               $1,577,349
          Work-in-process                  475,132                  659,552
          Finished goods                   186,542                  142,726
                                        -----------               ----------

                                        $2,323,852               $2,379,627
                                        ==========                ==========

Non-Cash Financing and Investing Activities

     Capital lease obligations of $999,900 were incurred in 1999 when the Company entered into leases for new machinery and equipment.

New Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement No. 133 related to "Accounting for Derivative Instruments and Hedging Activities; Statement No. 133 is not expected to have a material impact on the consolidated financial statements of the Company.

                               DISC GRAPHICS, INC.

      This Form 10-Q contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied by such statements. Such risks, uncertainties, and other important factors include, among others: the Company's ability to sustain current growth rates in net sales of certain products; the potential inability of the Company to implement its marketing and other business strategies; the amounts required for capital expenditures in future periods; the availability and cost of materials; potential effects of Year 2000 problems on the Company's business; and continuing industry-wide pricing pressures and other industry conditions. Such forward-looking statements speak only as of the date of this Report, and the Company disclaims any obligation or undertaking to update such statements. Each forward-looking statement that the Company believes is material is accompanied by one or more cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, in other sections of this Form 10-Q, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing forward- looking statements, readers are urged to read carefully all such cautionary statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The following discussion and analysis of the financial condition and results of operations of Disc Graphics, Inc. and its subsidiaries (collectively "Disc Graphics" or the "Company") for the three-month period ended March 31, 1999 should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Report, and the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission (the "1998 Form 10-K"). Results for the periods reported herein are not necessarily indicative of results that may be expected for the full year or in future periods.

Results of Operations for the Three Months Ended March 31, 1999 and 1998

Net Sales

      Net sales for the three months ended March 31, 1999 were $14,895,000 compared to $12,612,000 for the same period in 1998, representing an increase of $2,283,000, or 18.1%. The categories that significantly contributed to the increase in net sales for the quarter are video and entertainment software packaging and consumer product packaging. Video and entertainment software packaging sales increased largely as a result of sales to a national computer software firm and a distributor of a popular work out video. Consumer product packaging sales increased due to an increase in volume to a distributor for packaging of a name brand food product. Although sales within the music/audio packaging category remained relatively unchanged, the Company was able to offset industry wide pricing pressures with increased sales volume. Sales within all remaining categories, in the aggregate, remained relatively unchanged.

Gross Profit

      The Company recognized gross profit of $3,425,000 (a 23.0% profit margin) for the three months ended March 31, 1999, as compared to $2,897,000 (a 23.0% profit margin) for the same period in 1998, representing an increase of $528,000, or 18.2%. The increase in dollar amount is a direct result of the increase in net sales over the comparable period. Despite industry wide pricing pressure, the Company has managed to maintain a cost structure which has allowed gross profit margins to remain consistent. The Company continues to focus on improving manufacturing processes and making capital investments in more efficient equipment.

Selling, General, and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1999 were $2,799,000 (18.8% of net sales) compared to $2,530,000 (20.1% of net sales) for the same period a year ago, an increase of $269,000. Despite the increased dollar amount of SG&A expenses, 1999 first quarter results reflect a 1.3 percentage point improvement expressed as a percent of sales. The increase in SG&A is primarily due to normal inflationary increases, and revenue related expenses such as freight to customers and commissions. The Company believes that its investment in its sales force and customer service departments contributed to increased sales, which in turn resulted in decreased SG&A expenses as a percentage of sales in the first quarter of 1999.

Net Interest Expense

      Net interest expense for the three months ended March 31, 1999 was $123,000 compared to $171,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility and under capital lease obligations on equipment. The decrease is due to the decline in the average borrowings under the Company's revolving credit facility and interest income earned on overnight investments.

Income Taxes

      The provision for income taxes for the three months ended March 31, 1999 was $201,000 compared to $79,000 for the same period in 1998, an increase of $122,000. This increase was due to the increase in pre-tax income, with no significant change in the effective tax rate.

Net Income

      Net income for the three months ended March 31, 1999 was $301,000, compared to $118,000 for the same period in the prior year, an increase of $183,000, or 156.1%. This increase in net income was a result of the increase in net sales and the improvement in SG&A and interest expenses as a percentage of net sales.

Liquidity and Capital Resources

      The primary source of cash for the Company's business has been cash flow from operations and availability under the Company's $10 million revolving credit facility. Cash as of March 31, 1999 was approximately $814,000, compared to approximately $161,000 as of March 31, 1998. Cash flow from operations in the first quarter of 1999 increased to approximately $2,314,000 from approximately $1,239,000 in the first quarter of 1998, primarily due to continued profitable operations and collection efforts, which led to a decrease of approximately $1,335,000 in accounts receivable. The Company expects to use the additional cash for future capital investments and to assist in the financing of future acquisitions. As of March 31, 1999, the Company had working capital of $8,048,000 and the full $10 million was available to the Company under its revolving credit facility.

      The Company anticipates capital expenditures of approximately $7-10 million for the remainder of 1999, primarily for the purchase of manufacturing equipment to increase capacity and further improve plant efficiencies and acquisition. The Company intends to finance such capital expenditures through capital leases and the Company's revolving credit agreement.

Subsequent Events

      In April 1999, the Company signed a letter of intent to acquire Contemporary Color Graphics, Inc., a New York based commercial printer with $8.0 million of revenue in 1998. Consummation of the acquisition is subject to the Company's completion of due diligence and the execution of a definitive acquisition agreement. The Company intends to finance this acquisition through its revolving line of credit and any available cash.

Year 2000 Compliance

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

      Although the Company believes it will be Year 2000 compliant no later than June 30, 1999, there can be no assurance that the Company will successfully identify all systems, vendors or customers which are not Year 2000 compliant, that the Company will not have to increase significantly its expenditures relating to any such non-compliance, or that its business will not be materially adversely affected by any such non-compliance.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

      Not applicable.

Item 3.   Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.   Other Information

      Not applicable.

Item 6(a)      Exhibits

      The  Exhibits  to this  Quarterly  Report on Form  10-Q are  listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

Item 6(b)      Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended March 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DISC GRAPHICS, INC.
                                   (Registrant)



         May 13, 1999              /s/ Donald Sinkin
                                   ------------------
                                   Donald Sinkin - President





         May 13, 1999             /s/ Margaret Krumholz
                                  ---------------------
                                  Margaret Krumholz - Chief Financial Officer

                               DISC GRAPHICS, INC.

                          Quarterly Report on Form 10-Q
                   for the Fiscal Quarter Ended March 31, 1999


                                  EXHIBIT INDEX


Exhibit
Number             Description

27.1               Financial Data Schedule