Form 10-Q
period 1999-06-30
DISC GRAPHICS INC /DE/
filed 1999-08-02
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

                                 Yes [X] No [ ]

As of June 30, 1999, 5,518,352 shares of the Registrant's Common Stock, par value $.01, were outstanding.

                               DISC GRAPHICS, INC.
                                    FORM 10-Q
                           Quarter Ended June 30, 1999


                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1   Financial Statements
               Consolidated Balance Sheets as of June 30, 1999 (unaudited)
                        and December 31, 1998................................. 3
               Consolidated Statements of Income for the Three and
                        Six Months Ended June 30, 1999 and 1998 (unaudited)... 4
               Consolidated Statements of Cash Flows for the Six Months
                        Ended June 30, 1999 and 1998 (unaudited) ............. 5
               Notes to Unaudited Consolidated Financial Statements ...........6

Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations ......................................8

Item 3    Quantitative and Qualitative Disclosures About Market Risk..........13


PART II - OTHER INFORMATION

Item 1    Legal Proceedings ..................................................14

Item 2    Changes in Securities and Use of Proceeds ..........................14

Item 3    Defaults Upon Senior Securities ....................................14

Item 4    Submission of Matters to a Vote of Security Holders ................14

Item 5    Other Information ..................................................14

Item 6(a) Exhibits ...........................................................14

Item 6(b) Reports on Form 8-K ................................................14

Signatures        ............................................................15

Exhibit Index     ............................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                               DISC GRAPHICS, INC.

                           Consolidated Balance Sheets
              As of June 30, 1999 (unaudited) and December 31, 1998

                                                                        June 30, 1999      December 31, 1998
                                                                         (unaudited)
Assets
Current assets:
      Cash                                                           $       583,282    $       43,313
      Accounts receivable, net of allowance for doubtful accounts
           of $1,338,000 and $1,332,000, respectively                     10,643,673        12,721,102
      Inventories                                                          2,602,269         2,379,627
      Prepaid expenses and other current assets                              400,403           271,462
      Deferred income taxes                                                  963,000           963,000
                                                                             -------           -------
                       Total current assets                               15,192,627        16,378,504

Plant and equipment, net                                                  10,455,134         9,997,743
Goodwill, net of amortization of $266,295 and $221,979, respectively       1,228,894         1,265,210
Security deposits and other assets                                         1,728,886           730,084
                                                                           ---------           -------
                       Total assets                                  $    28,605,541    $   28,371,541
                                                                     ===============    ==============

Liabilities and Stockholders' Equity
Current liabilities:
      Current maturities of equipment notes payable                  $        95,183    $      123,948
      Current portion of long-term debt                                       67,500           112,613
      Current maturities of capitalized lease obligations payable          1,497,596         1,433,328
      Accounts payable and accrued expenses                                5,437,735         5,208,478
      Income taxes payable                                                   628,433           815,952
                                                                             -------           -------
                       Total current liabilities                           7,726,447         7,694,319

Long term debt, less current maturities                                      511,875         1,415,625
Equipment notes payable, less current maturities                              15,454            53,325
Capitalized lease obligations payable, less current maturities             4,087,635         3,944,868
Deferred income taxes                                                      1,323,000         1,323,000
                                                                           ---------         ---------
                       Total liabilities                                  13,664,411        14,431,137

Stockholders' equity:
      Preferred stock:
           $.01 par value; authorized 5,000 shares; no shares issued
               and outstanding                                                   ---               ---
      Common stock:
           $.01 par value; authorized 20,000,000 shares; issued
               5,548,761 shares                                               55,488            55,488
      Additional paid in capital                                           5,009,671         5,009,671
      Retained earnings                                                    9,907,577         8,906,581
                                                                           ---------         ---------
Less:                                                                     14,972,736       13,971,740
      Treasury stock, at cost, 30,409 and 30,349 shares at
      June 30, 1999 and December 31, 1998, respectively                      (31,606)          (31,336)
                                                                             -------           -------
                       Total stockholders' equity                         14,941,130        13,940,404
                                                                          ----------        ----------
                       Total liabilities and stockholders' equity    $    28,605,541    $   28,371,541
                                                                     ===============    ==============

      See accompanying notes to unaudited Consolidated Financial Statements

                               DISC GRAPHICS, INC.

                        Consolidated Statements of Income
            For the Three and Six Months Ended June 30, 1999 and 1998
                                   (unaudited)


                                     Three Months Ended June 30,     Six Months Ended June 30,
                                       1999              1998            1999          1998


Net sales                       $   14,707,675   $   14,305,668   $  29,602,670  $    26,918,128
Cost of sales                       10,616,965       10,465,860      22,087,438       20,180,888
                                    ----------       ----------      ----------       ----------

            Gross profit             4,090,710        3,839,808       7,515,232        6,737,240

Operating Expenses:
       Selling and shipping          1,538,135        1,455,147       3,061,675        2,828,901
       General and administrative    1,280,366        1,169,153       2,556,046        2,325,189
                                     ---------        ---------       ---------        ---------
       Operating income              1,272,209        1,215,508       1,897,511        1,583,150

Interest expense, net                  108,592          170,653         231,515          341,610
                                       -------          -------         -------          -------

Income before provision for income   1,163,617        1,044,855       1,665,996        1,241,540
     taxes
Provision for income taxes             464,000          412,615         665,000          491,616
                                       -------          -------         -------          -------

       Net income                  $   699,617   $      632,240   $   1,000,996  $       749,924
                                   ===========   ==============   =============  ===============

       Net income per share:

            Basic                  $     0.13    $        0.12    $        0.18  $          0.14
                                   ==========    =============    =============  ===============

            Diluted                $     0.13    $        0.12    $        0.18  $          0.14
                                   ==========    =============    =============  ===============

       Weighted average number of
          shares outstanding

            Basic                   5,518,352        5,450,066        5,518,370        5,439,994
            Diluted                 5,543,358        5,462,409        5,549,510        5,454,930



      See accompanying notes to unaudited Consolidated Financial Statements

                               DISC GRAPHICS, INC.

                      Consolidated Statement of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998
                                   (unaudited)

                                                                         June 30, 1999             June 30, 1998

Cash flows from operating activities:
     Net income                                                         $     1,000,996          $        749,924
     Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                      945,260                   979,409
             Allowance for doubtful accounts                                    212,416                   194,059
             Changes in assets and liabilities:
                      Accounts receivable                                     1,865,013                  (605,872)
                      Inventory                                                (222,642)                 (312,783)
                      Prepaid expenses and other current assets                (136,941)                  (11,647)
                      Accounts payable and accrued expenses                     229,258                   610,076
                      Income taxes payable                                     (187,519)                  242,485
                      Security deposits and other assets                     (1,011,005)                 (143,702)
                                                                             ----------                  --------

                         Net cash provided by operating activities            2,694,836                 1,701,949
                                                                              ---------                 ---------

Cash flows from investing activities:
     Capital expenditures                                                      (346,233)                 (495,707)
     Purchase of net assets of business acquired                                  -----                     2,626
     Proceeds from sale of equipment                                              -----                    21,900
                                                                              ---------                   --------
                         Net cash used in investing activities                 (346,233)                 (471,181)
                                                                               --------                  --------

Cash flows from financing activities:
     Repayments of long-term debt, net of proceeds                             (948,863)                 (479,069)
     Principal payments of equipment notes payable                              (66,636)                 (227,278)
     Principal payments of capital lease obligations                           (792,865)                 (512,371)
     Payments of notes receivable                                                  ----                    24,579
     Purchase of treasury stock                                                    (270)                   (1,175)
     Purchase of warrants                                                          -----                  (34,375)
                                                                                   -----                  -------


                         Net cash used in financing activities               (1,808,634)                (1,229,689)
                                                                             ----------                 ----------

Net increase in cash                                                            539,969                     1,079

Cash at December 31                                                              43,313                    31,753
                                                                                 ------                    ------

Cash at June 30                                                         $       583,282          $         32,832
                                                                        ===============          ================

Cash paid during the year for:
     Interest                                                           $       251,951                   350,983
                                                                        ===============                   =======

     Income taxes                                                       $       852,520                   262,830
                                                                        ===============                   =======



     See accompanying notes to unaudited Consolidated Financial Statements

                               DISC GRAPHICS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General

         The consolidated financial statements included herein have been prepared by Disc Graphics, Inc. and subsidiaries (the "Company") without audit. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures made herein are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1998. The December 31, 1998 figures included herein were derived from such audited Consolidated Financial Statements. In the opinion of management, the information furnished herein reflects all adjustments that are necessary to present fairly such information.

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

Inventories

         Inventories consist of the following:

                                         June 30, 1999         December 31, 1998

          Raw materials                   $1,627,896             $1,577,349
          Work-in-process                    634,926                659,552
          Finished goods                     339,447                142,726
                                          -----------             ----------

                                          $2,602,269             $2,379,627
                                          ==========             ==========

Non-Cash Financing and Investing Activities

      Capital lease obligations of $999,900 were incurred in 1999 when the Company entered into leases for new machinery and equipment.

New Accounting Pronouncements

          The Financial Accounting Standards Board has issued Statement No. 133 related to "Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 is not expected to have a material impact on the consolidated financial statements of the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

General

      The following discussion and analysis of the financial condition and results of operations of Disc Graphics, Inc. and its subsidiaries (collectively "Disc Graphics" or the "Company") for the three- and six-month periods ended June 30, 1999 should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Report, and the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission (the "1998 Form 10-K"). Results for the periods reported herein are not necessarily indicative of results that may be expected for the full year or in future periods.

Results of Operations for the Three Months Ended June 30, 1999 and 1998

Net Sales

      Net sales for the three months ended June 30, 1999 were $14,708,000 compared to $14,306,000 for the same period in 1998, representing an increase of $402,000, or 2.8%. The categories that contributed to the increase in net sales for the quarter are consumer product packaging and music/audio packaging. Consumer product packaging sales increased due to an increase in unit volume sold to a distributor for packaging of a name brand food product. Music/audio packaging sales increased as a result of increased unit volume within this category. The Company has experienced industry-wide pressure to reduce the per-unit price of its music/audio packaging products. The Company has offset the price reductions by increasing the unit volume of sales of these products. Net sales of video and entertainment software remained relatively unchanged, unlike the increase experienced in net sales of these products in the quarter ended March 31, 1999 versus the same period in 1998. The first quarter increase was due to the timing of certain software sales and from significant sales in the first quarter of 1999 to a distributor of an exercise video.

Gross Profit

      The Company recognized gross profit of $4,091,000 (a 27.8% profit margin) for the three months ended June 30, 1999, as compared to $3,840,000 (a 26.8% profit margin) for the same period in 1998, representing an increase of $251,000, or 6.5%. The increased dollar amount and the improvement of one percentage point in gross profit margin is primarily due to the Company's continued focus on improving manufacturing processes and making capital investments in more efficient equipment. Also, competitive purchasing practices have resulted in reduced costs.

Selling, General, and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1999 were $2,819,000 (19.2% of net sales) compared to $2,624,000
(18.3% of net sales) for the same period a year ago, an increase of $195,000. The increase in SG&A is primarily due to normal inflationary increases, and revenue related expenses such as freight to customers and commissions. On April 29, 1999, the Company entered into a consulting agreement with KPMG Quality Registrar to assist the Company in becoming ISO 9000 certified. The Company expects to receive its ISO 9000 certification by the end of the second quarter of 2000. The estimated consulting fees and costs associated with this project are expected to be approximately $100,000, of which the Company has incurred approximately $30,000 in the second quarter of 1999.

Net Interest Expense

      Net interest expense for the three months ended June 30, 1999 was $109,000 compared to $171,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility and under capital lease obligations on equipment. The decrease is due to the decline in the average borrowings under the Company's revolving credit facility and an increase in interest income earned on overnight investments. Interest expense in the third quarter of 1999 and future periods will increase as the result of the Contemporary Color Graphics, Inc. acquisition.
See "Subsequent Events".

Income Taxes

      The provision for income taxes for the three months ended June 30, 1999 was $464,000 compared to $413,000 for the same period in 1998, an increase of $51,000. This increase was due to the increase in pre-tax income, with no significant change in the effective tax rate.

Net Income

      Net income for the three months ended June 30, 1999 was $700,000, compared to $632,000 for the same period in the prior year, an increase of $68,000, or 10.7%. This increase in net income was a result of the increase in net sales, the improvement in cost of sales as a percentage of net sales, and the decrease in interest expense.

Results of Operations for the Six Months Ended June 30, 1999 and 1998

Net Sales

      Net sales for the six months ended June 30, 1999 were $29,603,000 compared to $26,918,000 for the same period in 1998, representing an increase of $2,685,000, or 10.0%. The categories that significantly contributed to the increase in net sales for this period were video and entertainment software packaging, consumer product packaging, and music/video packaging. Video and entertainment software packaging sales increased largely as a result of sales to a national computer software firm and a distributor of a popular exercise video. Consumer product packaging sales increased due to an increase in unit volume sold to a distributor for packaging of a name brand food product. Music/audio packaging sales also increased as a result of increased unit volume within this category. The Company was able to offset industry wide pricing pressures in the music/audio packaging industry with increased unit volume.

Gross Profit

      The Company recognized gross profit of $7,515,000 (a 25.4% profit margin) for the six months ended June 30, 1999, as compared to $6,737,000 (a 25.0% profit margin) for the same period in 1998, representing an increase of $778,000, or 11.5%. Despite industry wide pricing pressure, the Company has managed to maintain a cost structure which has allowed gross profit margins to remain relatively consistent. The Company continues to focus on improving manufacturing processes and making capital investments in more efficient equipment.

Selling, General, and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 1999 were $5,618,000 (19.0% of net sales) compared to $5,154,000
(19.1% of net sales) for the same period a year ago, an increase of $464,000. The increase in SG&A is primarily due to normal inflationary increases, and revenue related expenses such as freight to customers and commissions. The Company also incurred approximately $10,000 and $30,000, respectively, in the first and second quarters of 1999 for consulting costs related to the beginning stages of pursuing ISO 9000 certification. See "Result of Operations for the Three Months Ended June 30, 1999 and 1998 - Selling, General and Administrative Expenses".

Net Interest Expense

      Net interest expense for the six months ended June 30, 1999 was $232,000 compared to $342,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility and under capital lease obligations on equipment. The decrease is due to the decline in the average borrowings under the Company's revolving credit facility and an increase in interest income earned on overnight investments. Interest expense in the third quarter of 1999 and future periods will increase as the result of the Contemporary Color Graphics, Inc. acquisition.
See "Subsequent Events".

Income Taxes

      The provision for income taxes for the six months ended June 30, 1999 was $665,000 compared to $492,000 for the same period in 1998, an increase of $173,000. This increase was due to the increase in pre-tax income, with no significant change in the effective tax rate.

Net Income

          Net income for the six months ended June 30, 1999 was $1,001,000, compared to $750,000 for the same period in the prior year, an increase of $251,000, or 33.5%. This increase in net income was a result of the increase in net sales and the improvement in gross profit as a percentage of net sales and the decrease in interest expenses.

Liquidity and Capital Resources

      The primary source of cash for the Company's business has been cash flow from operations and availability under the Company's $10 million revolving credit facility. Cash as of June 30, 1999 was approximately $583,000, compared to approximately $33,000 as of June 30, 1998. Cash flow from operations in the first half of 1999 increased to approximately $2,695,000 from approximately $1,702,000 in the first half of 1998, primarily due to continued profitable operations and collection efforts, which led to a decrease of approximately $1,865,000 in accounts receivable. The Company expects to use the additional cash for future capital investments and to assist in the financing of future acquisitions. As of June 30, 1999, the Company had working capital of $7,466,000 and the full $10 million was available to the Company under its revolving credit facility.

      The Company anticipates capital expenditures of approximately $7 to $10 million for the remainder of 1999, primarily for the purchase of manufacturing equipment to increase capacity and further improve plant efficiencies and acquisition. The Company intends to finance such capital expenditures through capital leases and the Company's revolving credit agreement.

Subsequent Events

      As previously reported, on July 1, 1999, the Company completed the acquisition of substantially all of the assets and certain liabilities of Contemporary Color Graphics, Inc. ("CCG"). CCG is a high-quality commercial printer located in Edgewood, New York. CCG has been in business for approximately eleven years and has grown to approximately $8.0 million in annual revenue. The purchase price consisted of $3,500,000 in cash, a promissory note in the amount of $1,000,000, a supplemental note in the amount of $1,000,000, convertible debentures in the amount of $600,000 and assumed debt of approximately $1,400,000, subject to adjustment. The Company paid the cash portion of the purchase price from borrowings under its revolving credit facility. The Company's management believes that it will incur increased interest expenses in future periods due to the payment of interest under its credit facility and under the note, supplemental note and debentures. Principal payments will commence on August 1, 2000 with respect to the promissory note and debentures, and on August 1, 2003 with respect to the supplemental note. The Company expects that it will be able to offset these increased expenses with increased net sales attributable to the CCG acquisition, but there can be no assurance as to such future sales levels or as to the Company's ability successfully to integrate the operations of CCG into its business. CCG has the option to convert the debentures into shares of Disc Graphics common stock, valued at $5.50 per share, at least 30 days before any principal or interest payment on the debentures.

Year 2000 Compliance

      The Company has substantially completed the process of identifying, assessing and developing contingency plans to address problems that may arise as a result of the inability of the Company's computers, or those of its material vendors and customers, to properly recognize and manipulate dates in the Year 2000 beginning with the first two digits "20" instead of "19." In its evaluation process, the Company considers a computer to be Year 2000 compliant if: (a) any valid date, both before and after December 31, 1999 (including February 29, 2000), does not cause an interruption in the desired operation; and (b) (i) the computer will correctly sort, calculate and compare all dates; and (ii) if the first two digits of the date are implicit, ( i.e., the date is represented by only 2 digits, e.g., "99" for "1999" and "00" for "2000"), the computer will interpret the dates consistently and with the result that "99" always means 1999, and "00" always means 2000).

      The Company's evaluation of the Year 2000 problem included the assessment of its computer systems and its equipment and other systems that are controlled or monitored by computers or embedded computer chips, and the ability of its critical vendors and customers to ensure timely delivery of goods and services and payment of invoices, respectively.

      In March 1997, the Company installed a fully-integrated computer system that is Year 2000 compliant. The software calculates the date incrementally from a fixed past date, using a five-byte data field (compared to the standard two-byte data field). For example, from the date of March 1, 1916, the software can calculate incrementally 99,999 days from that fixed date, approximately until the year 2189. Each software module has been examined to confirm that it uses the five-byte date field in all date sorts, calculations and comparisons. During the fourth quarter of 1998, the Company performed a full test of the software by advancing the date past 2000 (including February 29, 2000) and ran each software module with test data to confirm empirically that the system accommodates the century rollover. The test confirmed that all mission critical modules are Y2K compliant. Several modules contained two or eight character date fields that are not used in calculations, and are not adversely affected by the date change. One module that contained a two character date field that is used in calculations and was fixed and fully tested. During the third quarter of 1999, the Company intends to conduct additional in-house tests to verify tests performed by the software manufacturer.

      The Company has also tested the Year 2000 compatibility of each desktop and portable computer and each piece of equipment containing an embedded computer chip, by confirming empirically that each computer and its associated software and each piece of equipment will function properly with dates occurring both before and after 2000. The tests confirmed that each personal computer either is Y2K compliant or will function properly.

      The Company's business could be materially affected if its material vendors and customers, or other vendors or customers that in the aggregate may be material, are not themselves Year 2000 compliant. In particular, if the Company is unable to obtain necessary supplies, services or critical machine parts, its operations could suffer. If its major customers or a significant number of its other customers are unable to make payments or continue purchases, the Company's cash flow could suffer. The inability of certain utilities to supply power or telephone service after the rollover could also adversely affect the Company's operations. In order to assess and address such problems, the Company surveyed all its vendors and customers to determine their likely state of Year 2000 compliance at the rollover. The survey revealed that all material vendors and customers report that they are Y2K compliant or will be before December 31, 1999.

      Although the Company is currently unaware of any vendor or customer who will not be Year 2000 compliant, it has and will continue to develop contingency plans in the event any vendors or customers are unable, in the Year 2000, to fulfill their supply or payment obligations to the Company. In particular, the Company has taken steps to ensure that no significant vendor is a sole-source or limited- source supplier, by arranging multiple sources for all critical resources, by warehousing or stocking a limited supply of critical materials and parts, and by developing the ability to fabricate critical machine parts in an in-house facility.

      The Company has reviewed with its insurer whether present policies provide any coverage for potential business losses and liability to third parties resulting from the Company's failure or inability to be Year 2000 compliant due to factors not under its control. The insurer has advised that the relevant policies do not contain exclusions for Y2K related losses and that each claim would be evaluated during the normal adjusting process.

      The Company has established a Year 2000 Compliance Committee to assess the impact of the Year 2000 problem on the Company's business and to ensure its Year 2000 compliance. The Committee is co-chaired by the Vice President for Legal Affairs and the Management Information Systems Manager, and is comprised of representatives from all major departments and all facilities within the Company. Management has committed all resources, both financial and personnel, reasonably necessary to achieve Year 2000 compliance and/or to implement its contingency plans for events outside its control. The Company does not believe that the costs it has incurred to date or currently expects to incur in future periods are or will be material, in the aggregate, primarily because these costs have been and will be incurred in connection with projects begun before, and/or budgeted without regard to, the Company's Year 2000 compliance efforts.

      Although the Company believes it is fully Year 2000 compliant, there can be no assurance that the Company successfully identified all systems, vendors or customers which are not Year 2000 compliant, that the Company will not have to increase significantly its expenditures relating to any such non-compliance, or that its business will not be materially adversely affected by any such non-compliance.

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

Item 2.   Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.   Defaults Upon Senior Securities

      Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

      On May 21, 1999, the Company held its Annual Meeting of Stockholders. The stockholders elected Seymour W. Zises and Mark L. Friedman as the Class I directors, to serve until the Annual Meeting of Stockholders in 2002 or until their successors have been elected and qualified or until their earlier resignation, retirement, disqualification, removal or death. Mr. Zises and Mr. Friedman each received 5,104,613 votes in favor of his election, with 360 votes withheld, no abstentions and no broker non-votes. The stockholders also ratified the appointment of KPMG LLP as the Company's independent auditors for 1999, with 5,104,973 votes in favor, no votes opposed, no abstentions and no broker non-votes.

Item 5.   Other Information

      Not applicable.

Item 6(a)      Exhibits

      The  Exhibits  to this  Quarterly  Report on Form  10-Q are  listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

Item 6(b)      Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended June 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     DISC GRAPHICS, INC.
                                     (Registrant)



July 30, 1999                        /s/ Donald Sinkin
                                     ---------------------
                                     Donald Sinkin - President





July 30, 1999                        /s/ Margaret Krumholz
                                     -----------------------
                                     Margaret Krumholz - Chief Financial Officer

                               DISC GRAPHICS, INC.

                          Quarterly Report on Form 10-Q
                   for the Fiscal Quarter Ended June 30, 1999


                                  EXHIBIT INDEX


Exhibit
Number             Description

2.1 Asset Purchase Agreement dated as of July 1, 1999, by and among the Registrant, Contemporary Color Graphics, Inc. ("CCG") and the shareholders of CCG named therein (filed as Exhibit 2.1 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).

2.2 Promissory Note dated July 1, 1999, made by the Registrant to CCG in the principal sum of $1.0 million (filed as Exhibit 2.2 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).

2.3 Supplemental Note dated July 1, 1999, made by the Registrant to CCG in the principal sum of $1.0 million (filed as Exhibit 2.3 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).

2.4 Security Agreement dated July 1, 1999 between the Registrant and CCG (filed as Exhibit 2.4 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).

2.5 Agreement of Amendment dated July 1, 1999, between KeyBank National Association and the Registrant (filed as Exhibit
                    2.5 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).

4.1 Convertible Debenture due July 1, 2002, issued by the Registrant to CCG on July 1, 1999, in the principal amount of $600,000 (filed as Exhibit 4.1 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).

27.1*               Financial Data Schedule

                   *Filed herewith