Form 10-Q
period 1999-09-30
DISC GRAPHICS INC /DE/
filed 1999-11-16
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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


       Registrant's telephone number, including area code: (631) 234 -1400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of September 30, 1999, 5,518,352 shares of the Registrant's Common Stock, par value $.01, were outstanding.

                               DISC GRAPHICS, INC.
                                    FORM 10-Q
                        Quarter Ended September 30, 1999


                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1   Financial Statements
          Consolidated Balance Sheets as of September 30, 1999 (unaudited)
               and December 31, 1998.......................................... 3
          Consolidated Statements of Income for the Three and
               Nine Months Ended September 30, 1999 and 1998 (unaudited) ..... 4
          Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1999 and 1998 (unaudited) ................. 5
          Notes to Unaudited Consolidated Financial Statements ............... 6

Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations ......................................9

Item 3    Quantitative and Qualitative Disclosures About Market Risk..........14


PART II - OTHER INFORMATION

Item 1    Legal Proceedings ..................................................16

Item 2    Changes in Securities and Use of Proceeds ..........................16

Item 3    Defaults Upon Senior Securities ....................................16

Item 4    Submission of Matters to a Vote of Security Holders ................16

Item 5    Other Information ..................................................16

Item 6(a) Exhibits ...........................................................16

Item 6(b) Reports on Form 8-K ................................................16

Signatures....................................................................17

Exhibit Index ................................................................18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                         DISC GRAPHICS, INC.

                                                     Consolidated Balance Sheets
                                     As of September 30, 1999 (unaudited) and December 31, 1998



                                                                            September 30, 1999
                                                                               (unaudited)              December 31, 1998
                                                                            -------------------         -----------------
Assets
Current assets:
      Cash                                                                      $       154,394              $       43,313
      Accounts receivable, net of allowance for doubtful accounts
           of $1,360,000 and $1,332,000, respectively                                14,116,074                  12,721,102
      Inventories                                                                     3,030,402                   2,379,627
      Prepaid expenses and other current assets                                         401,438                     271,462
      Deferred income taxes                                                             963,000                     963,000
                                                                                     -----------                    -------
                      Total current assets                                           18,665,308                  16,378,504

Plant and equipment, net                                                             11,502,539                   9,997,743
Goodwill, net of amortization of $376,000 and $222,000, respectively                  6,363,269                   1,265,210
Covenant not to compete, net of amortization of $50,000                                 950,000                     - - - -
Security deposits and other assets                                                    2,699,650                     730,084
                                                                                     ----------                    --------

                       Total assets                                             $    40,180,766            $     28,371,541
                                                                                     ==========                  ==========

Liabilities and Stockholders' Equity
Current liabilities:
      Current maturities of equipment notes payable                             $        77,010            $        123,948
      Current portion of long-term debt                                                 387,500                     112,613
      Current maturities of capitalized lease obligations payable                     1,462,230                   1,433,328
      Accounts payable and accrued expenses                                           7,438,127                   5,208,478
      Income taxes payable                                                              747,073                     815,952
                                                                                    -----------                  ----------
                       Total current liabilities
                                                                                     10,111,940                   7,694,319

Long term debt, less current maturities                                               9,335,825                   1,415,625
Equipment notes payable, less current maturities                                      - - - - -                      53,325
Capitalized lease obligations payable, less current maturities                        3,720,519                   3,944,868
Deferred income taxes                                                                 1,323,000                   1,323,000
                                                                                     ----------                  ----------
                       Total liabilities                                             24,491,284                  14,431,137

Stockholders' equity:
      Preferred stock:
           $.01 par value; authorized 5,000 shares; no shares issued
               and outstanding                                                        - - - - -                   - - - - -
      Common stock:
           $.01 par value; authorized 20,000,000 shares; issued
               5,548,761 shares                                                          55,488                      55,488
      Additional paid in capital                                                      5,009,671                   5,009,671
      Retained earnings                                                              10,655,929                   8,906,581
                                                                                    -----------                   ---------
                                                                                     15,721,088                  13,971,740
Less:
      Treasury stock, at cost, 30,409 and 30,349 shares at
      September 30, 1999 and December 31, 1998, respectively                            (31,606)                    (31,336)
                                                                                       --------                    --------
                       Total stockholders' equity                                    15,689,482                  13,940,404
                                                                                    -----------                  ----------
                       Total liabilities and stockholders' equity               $    40,180,766            $     28,371,541
                                                                                    ===========                 ===========


                                See accompanying notes to unaudited Consolidated Financial Statements

                                                         DISC GRAPHICS, INC.

                                                  Consolidated Statements of Income
                                   For the Three and Nine Months Ended September 30, 1999 and 1998
                                                             (unaudited)



                                                       Three Months Ended September 30        Nine Months Ended September 30
                                                        1999               1998                   1999               1998
                                                  -----------------  ------------------     -----------------  -------------
Net sales                                         $    18,972,403   $      15,674,053        $   48,575,073          42,592,181
Cost of sales                                          14,069,134          11,225,936            36,156,572          31,406,824
                                                       -----------         -----------           -----------         ----------

           Gross profit                                 4,903,269           4,448,117            12,418,501          11,185,357

Operating Expenses:
       Selling and shipping                             1,833,226           1,725,206             4,894,901          4,554,107
       General and administrative                       1,571,153             968,397             4,127,199          3,293,586
                                                        ----------            --------            ----------         ---------
           Operating income                             1,498,890           1,754,514             3,396,401          3,337,664

Interest expense, net                                     250,537             170,202               482,052            511,812
                                                          --------            --------              --------           -------
Income before provision for income taxes                1,248,353           1,584,312             2,914,349          2,825,852

Provision for income taxes                                500,000             633,724             1,165,000          1,125,339
                                                         --------            --------            ----------         ---------

       Net income                                  $      748,353      $      950,588        $    1,749,349     $    1,700,513
                                                       ==========         ===========            ===========        ==========
       Net income per share:

           Basic                                   $         0.14       $        0.17        $         0.32     $         0.31
                                                       ===========        ============          ============       ===========

           Diluted                                 $         0.14       $        0.17        $         0.32     $         0.31
                                                       ===========        ============          ============       ===========

       Weighted average number of shares outstanding

           Basic                                         5,518,352          5,499,378             5,518,364          5,459,789

           Diluted                                       5,534,731          5,518,486             5,544,583          5,476,566



                               See accompanying notes to unauditied Consolidated Financial Statements


                                                         DISC GRAPHICS, INC.

                                                Consolidated Statement of Cash Flows
                                        For the Nine Months Ended September 30, 1999 and 1998
                                                             (unaudited)


                                                                     September 30, 1999          September 30, 1998
                                                                     ------------------          ------------------

Cash flows from operating activities:
     Net income                                                      $       1,749,349            $       1,700,513
     Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                   1,680,160                    1,489,437
             Provison for doubtful accounts                                    357,980                      402,499
             Changes in assets and liabilities, net of the effect of
               business acquired:
                     Accounts receivable                                      (682,532)                  (1,554,638)
                     Inventory                                                (459,934)                    (584,024)
                     Prepaid expenses and other current assets                (113,260)                      55,729
                     Accounts payable and accrued expenses                     954,690                      950,018
                     Income taxes payable                                      (68,879)                     558,788
                     Security deposits and other assets                     (1,900,465)                    (196,292)
                                                                            ----------                      --------
                     Net cash provided by operating activities               1,517,109                    2,822,030
                                                                            -----------              --------------
Cash flows from investing activities:
     Capital expenditures                                                     (918,173)                    (702,803)
     Purchase of net assets of business acquired                            (3,574,829)                      18,211
     Proceeds from sale of equipment                                           - - - -                       21,900
                                                                           ------------                   ----------
              Net cash used in investing activities                         (4,493,002)                    (662,692)
                                                                            ----------                      --------

Cash flows from financing activities:
     Repayments of long-term debt, net of proceeds                           4,382,854                   (1,022,028)
     Principal payments of equipment notes payable                            (100,263)                    (236,722)
     Principal payments of capital lease obligations                        (1,195,347)                  (1,574,178)
     Payments of notes receivable                                              - - - -                      745,589
     Purchase of treasury stock                                                   (270)                      (1,323)
     Purchase of warrants                                                      - - - -                      (34,375)
                                                                           ------------                     --------

               Net cash provided by (used in) financing activities           3,086,974                   (2,123,037)
                                                                            ----------                   -----------

Net increase in cash                                                           111,081                       36,301

Cash at December 31                                                             43,313                       31,753

Cash at September 30                                                  $        154,394            $          68,054
                                                                      ----------------            -----------------

Cash paid during the year for:
     Interest                                                         $         453,989           $         539,005
                                                                      ==================          ===================

     Income taxes                                                     $       1,189,354           $         580,250
                                                                      =================           =================

                               See accompanying notes to unauditied Consolidated Financial Statements

                               DISC GRAPHICS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General

         The consolidated financial statements included herein have been prepared by Disc Graphics, Inc. and subsidiaries (the "Company") without audit. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures herein are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1998. The December 31, 1998 figures included herein were derived from such audited Consolidated Financial Statements. In the opinion of management, the information furnished herein reflects all adjustments that are necessary to present fairly such information.

Acquisition

         On July 1, 1999, the Company completed the acquisition of substantially all of the assets and certain liabilities of Contemporary Color Graphics, Inc. ("CCG") (the "Acquisition"), a commercial printer. The Company paid $3.5 million of the purchase price in cash, and paid the balance by issuing a promissory note in the amount of $1.0 million, a supplemental note in the amount of $1.0 million, convertible debentures in the amount of $0.6 million and assumed debt of approximately $1.3 million, subject to adjustment. The Company paid the cash portion of the purchase price from borrowings under its revolving credit facility. Principal payments will commence on August 1, 2000 with respect to the promissory note and debentures, and on August 1, 2003 with respect to the supplemental note. CCG has the option of converting the debentures into shares of the Company's common stock, valued at $5.50 per share, at least 30 days before any principal or interest payment on the debentures. The Acquisition was accounted for using the purchase method of accounting and in accordance with generally accepted accounting principles. The allocation of the purchase price has been based on management's best estimate of the fair value of the assets and liabilities assumed as of July 1, 1999.

Purchase Price
      Cash                                                           $3,500,000
      Promissory note                                                 1,000,000
      Supplemental Promissory note                                    1,000,000
      Convertible Debenture                                             600,000
      Transaction costs                                                  75,000
                                                                   -------------
                                                                      6,175,000

      CCG's net assets, at cost                                          37,200
         Fair value adjustment of
            plant and equipment                                        (114,500)
                                                                       --------
         Net Assets                                                     (77,300)
                                                                        -------
                                                                      6,252,300

      Allocated to
         Covenant not to compete                                      1,000,000
                                                                      ---------
         Excess of cost over fair value of business acquired         $5,252,300
                                                                     ==========

         The following unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) additional amortization expense due to goodwill (15 years) and the covenant not to compete (5 years) resulting from the Acquisition and (ii) increased interest expense due to cash borrowed under the Company's financing agreement for the payment of the purchase price, the repayment of CCG's notes payable and the note, supplemental note and convertible debenture issued by the Company. These unaudited pro forma results are not necessarily indicative of the results of operations which actually would have resulted had the purchase been effected on January 1, 1998, nor of future results of operations of the consolidated entities.

                                     Nine Months Ended         Nine Months Ended
                                    September 30, 1999        September 30, 1998
                                      (In thousands, except per share amounts)

Net sales                                 $52,193                  49,121
Net income                                  1,549                   1,639
Net income per share:
     Basic                                    .28                     .30
     Diluted                                  .28                     .30

Earnings Per Share

         Earnings per share are computed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128. Basic earnings per share are computed by dividing income available to common stockholders (which, for the Company, equals its recorded net income) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if all securities exercisable or exchangeable for or convertible into shares of common stock that were outstanding during the period, such as stock options, warrants and convertible debentures, were exercised or exchanged for or converted into shares of common stock. The computation of weighted average shares outstanding used in the calculation of diluted earnings per share does not include shares of common stock that would be issuable upon the exercise of the Company's outstanding Class A Warrants or the conversion of the convertible debenture, because the exercise price of such warrants and the conversion rate of such debentures exceeded the market price of the Company's common stock during the relevant periods.

Inventories

         Inventories consist of the following:

                                 September 30, 1999            December 31, 1998

Raw materials                            $1,933,811                  $1,577,349
Work-in-process                             868,718                     659,552
Finished goods                              227,873                     142,726
                                        -----------                  ----------

                                         $3,030,402                  $2,379,627
                                         ==========                  ==========

Non-Cash Financing and Investing Activities

      Capital lease obligations of $999,900 were incurred in 1999 when the Company entered into leases for new machinery and equipment.

New Accounting Pronouncements

          The Financial Accounting Standards Board has issued Statement No. 133 related to "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 is not expected to have a material impact on the consolidated financial statements of the Company.

                               DISC GRAPHICS, INC.

      This Form 10-Q contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied by such statements. Such risks, uncertainties, and other important factors include, among others: the Company's ability to sustain current growth rates in net sales of certain products; the effects of recent equipment purchases on the Company's operations; the Company's ability to continue to improve efficiencies through the purchase or lease of equipment; the effects of the Company's ISO certification efforts; the amounts required for capital expenditures in future periods; the availability and cost of materials; potential effects of Year 2000 problems on the Company's business; and continuing industry-wide pricing pressures and other industry conditions. Such forward-looking statements speak only as of the date of this Report, and the Company disclaims any obligation or undertaking to update such statements. Each forward- looking statement that the Company believes is material is accompanied by one or more cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, in other sections of this Form 10-Q, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing forward-looking statements, readers are urged to read carefully all such cautionary statements.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

General

      The following discussion and analysis of the financial condition and results of operations of Disc Graphics, Inc. and its subsidiaries (collectively "Disc Graphics" or the "Company") for the three- and nine-month periods ended September 30, 1999 should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Report, and the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission (the "1998 Form 10-K"). Results for the periods reported herein are not necessarily indicative of results that may be expected for the full year or in future periods.

Results of Operations for the Three Months Ended September 30, 1999 and 1998

Net Sales

      Net sales for the three months ended September 30, 1999 were approximately $18,972,000 compared to approximately $15,674,000 for the same period in 1998, representing an increase of approximately $3,298,000, or 21.0%. This increase was primarily attributable to an approximate $1,484,000 increase in net sales of commercial packaging products, as well as increases in net sales of all other product categories. The increase in net sales of commercial packaging products resulted from the Company's acquisition on July 1, 1999 of Contemporary Color Graphics, Inc. ("CCG") (the "Acquisition"). The Company continues to experience industry-wide pressure to reduce the per-unit price in most categories of products, and has somewhat offset price reductions by increasing the unit volume of sales of these products. See "Gross Profit," below.

Gross Profit

      The Company recognized gross profit of approximately $4,903,000 (a 25.8% profit margin) for the three months ended September 30, 1999, as compared to approximately $4,448,000 (a 28.4% profit margin) for the same period in 1998, representing an increase of approximately $455,000, or 10.2%. The increased dollar amount is primarily due to the increase in net sales. The decrease of 2.6 percentage points in gross profit margin is due to industry wide pressure to reduce the per-unit price in most product categories, along with expenses related to the installation of the Company's new 56 inch high-speed diecutter and facility preparation for its 56 inch seven color press. The installation of this new equipment and the expansion of our Hauppauge facility, by leasing additional space, will continue into the first several months of the year 2000 and may continue to have an adverse impact on earnings. The Company believes that its integration of this new equipment should enhance its operating efficiencies and improve its ability to compete in new markets, but there can be no assurance that the Company will be able to achieve these goals. See "Liquidity and Capital Resources".

Selling, General, and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1999 were approximately $3,404,000 (17.9% of net sales) compared to approximately $2,694,000 (17.2% of net sales) for the same period a year ago, an increase of approximately $711,000. The increase in dollar amount of SG&A is primarily due to normal operating expenses and the amortization of goodwill, in each case associated with the Acquisition. In addition, on April 29, 1999, the Company entered into a consulting agreement with a Quality Registrar to assist the Company in becoming ISO certified. The Company expects to receive its ISO 9001 certification in the year 2000. The Company expects there to be direct consulting and indirect operating expenses associated with this project over the next year, which may impact future operating results. The Company believes that this investment will ultimately transform the processes of the organization to achieve improved product quality delivered on time. The Company believes that this commitment to improve customer satisfaction should enhance its competitive edge in current and new markets, but there can be no assurance of this. The remainder of the increase is due to normal inflationary increases, and revenue related expenses such as freight to customers and commissions. See "Liquidity and Capital Resources".

Net Interest Expense

      Net interest expense for the three months ended September 30, 1999 was approximately $251,000 compared to approximately $170,000 for the same period in the prior year. Interest expense includes interest payable under the Company's revolving credit facility, its capital lease obligations on equipment and its note, supplemental note and debenture issued in connection with the Acquisition. The increase in net interest expense is due to increased borrowings under the Company's revolving credit facility and accrued interest payable on the note, supplemental note and debenture related to the Acquisition.

Income Taxes

      The provision for income taxes for the three months ended September 30, 1999 was $500,000 compared to approximately $635,000 for the same period in 1998, a decrease of approximately $135,000. This decrease was due to the decrease in pre-tax income, with no significant change in the effective tax rate.


Net Income

      Net income for the three months ended September 30, 1999 was approximately $748,000, compared to approximately $951,000 for the same period in the prior year, a decrease of approximately $202,000, or 21.3%. This decrease was primarily due to industry wide pricing pressure which has adversely impacted SG&A, and accordingly, gross margins.

Results of Operations for the Nine Months Ended September 30, 1999 and 1998

Net Sales

      Net sales for the nine months ended September 30, 1999 were approximately $48,575,000 compared to approximately $42,592,000 for the same period in 1998, representing an increase of approximately $5,983,000, or 14.0%. The product categories that significantly contributed to the increase in net sales for the 1999 nine month period are video and entertainment software packaging and music/audio packaging. Within the video and entertainment software category, entertainment software, specifically computer games, continues to be the primary driver in sales growth. Music/audio packaging sales also increased as a result of increased unit volume within this category, which enabled the Company to offset pricing pressures in the music/video packaging industry.

Gross Profit

      The Company recognized gross profit of approximately $12,419,000 (a 25.6% profit margin) for the nine months ended September 30, 1999, as compared to approximately $11,185,000 (a 26.3% profit margin) for the same period in 1998, representing an increase of approximately $1,233,000, or 11.0%. The increased dollar amount is primarily due to the increase in net sales. The decrease of 0.7 percentage points in gross profit margin is due to industry wide pressure to reduce the per-unit price in several categories, along with the costs related to facility expansion and the installation of new equipment. The Company is continuing its focus on improving manufacturing processes and making capital investments in more efficient equipment. See "Results of Operation for the Three Months Ended September 30, 1999 and 1998 -- Gross Profit" and "Liquidity and Capital Resources".

Selling, General, and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 1999 were approximately $9,022,000 (18.6% of net sales) compared to approximately $7,848,000 (18.4% of net sales) for the same period a year ago, an increase of approximately $1,174,000. The increase in SG&A is due in part to normal operating expenses and amortization of goodwill, in each case related to the Acquisition. The Company also incurred both consulting and operating expenses in the first three quarters of 1999 in connection with the preliminary stages of its ISO 9001 certification process. The remainder of the increase is due to other normal inflationary increases and revenue related expenses such as freight to customers and commissions. See "Result of Operations for the Three Months Ended September 30, 1999 and 1998 - Selling, General and Administrative Expenses".

Net Interest Expense

      Net interest expense for the nine months ended September 30, 1999 was approximately $482,000 compared to approximately $512,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility, its capital lease obligations on equipment and its note, supplemental note and debenture issued in connection with the Acquisition. Between the comparison periods, borrowing has generally decreased, offset in part by the increased borrowing in July 1999 in connection with the Acquisition. The net change was a slight decline in interest expense of approximately $30,000. The Company's outstanding borrowings will continue to result in increased interest expense in future periods.

Income Taxes

      The provision for income taxes for the nine months ended September 30, 1999 was $1,165,000 compared to approximately $1,125,000 for the same period in 1998, an increase of approximately $40,000. This increase was due to the increase in pre-tax income, with no significant change in the effective tax rate.

Net Income

      Net income for the nine months ended September 30, 1999 was approximately $1,749,000, compared to approximately $1,701,000 for the same period in the prior year.

Liquidity and Capital Resources

          The primary source of cash for the Company's business has been cash flow from operations and availability under the Company's $10 million revolving credit facility. Cash as of September 30, 1999 was approximately $154,000, compared to approximately $68,000 as of September 30, 1998. Cash flow from operations in the first nine months of 1999 decreased to approximately $1,517,000 from approximately $2,822,000 in the first nine months of 1998 primarily as a result of increased security deposits paid by the Company for the diecutter and press discussed below. As of September 30, 1999, the Company had working capital of approximately $8,553,000 and $3,460,000 was available to the Company under its revolving credit facility.

          On July 1, 1999, the Company completed the acquisition of substantially all of the assets and certain liabilities of CCG. The Company paid $3.5 million of the purchase price in cash, and paid the balance by issuing a promissory note in the amount of $1.0 million, a supplemental note in the amount of $1.0 million, a convertible debenture in the amount of $0.6 million and assumed debt of approximately $1.3 million, subject to adjustment. The Company paid the cash portion of the purchase price and expects to service the assumed debt from borrowings under its revolving credit facility. Principal payments will commence on August 1, 2000 with respect to the promissory note and debenture, and on August 1, 2003 with respect to the supplemental note. CCG has the option of converting the debenture into shares of the Company's common stock, valued at $5.50 per share, at least 30 days before any principal or interest payment on the debenture. As a result of the Acquisition, the Company's total indebtedness and future debt service obligations have increased significantly from prior levels. The Company intends to fund these debt service obligations from operating cash flow in future periods, and believes that it will have sufficient funds to do so. There can be no assurance, however, that the Company will be able to integrate CCG's business successfully or realize any benefit from the Acquisition, or that revenues attributable to the Acquisition will be sufficient to offset the Company's debt service obligations.

      During the nine months ended September 30, 1999, the Company incurred a total of $1.65 million of capital improvements in connection with the purchase of and preparation for the installation of a new 56 inch high speed diecutter and 56 inch seven color press. The Company is obligated to make additional installment payments and expects to incur additional installation costs related to this equipment in future periods. However, the Company is currently in negotiations with certain lenders to refinance, by entering into operating leases, substantially all of the $1.65 million costs incurred to date, and expects to complete these negotiations by fourth quarter 1999 or the first quarter of 2000. In addition, the Company anticipates that it will enter into approximately $8 to $9 million of operating leases for additional manufacturing equipment during the remainder of 1999 and during the first quarter of 2000. The installation of the diecutter, press and future additional equipment are intended primarily to increase capacity and further improve plant efficiencies. However, there can be no assurance that the Company will be able to enter into operating leases for such equipment on satisfactory terms, that the installation of such equipment will result in improved efficiencies, or that the Company's future results of operations will be improved as a result of any such plans.

Year 2000 Compliance

      The Company has substantially completed the process of identifying, assessing and developing contingency plans to address problems that may arise as a result of the inability of the Company's computers, or those of its material vendors and customers, to properly recognize and manipulate dates in the Year 2000 ("Y2K") beginning with the first two digits "20" instead of "19". In its evaluation process, the Company considers a computer to be Year 2000 compliant if: (a) any valid date, both before and after December 31, 1999 (including February 29, 2000), does not cause an interruption in the desired operation; and
(b) (i) the computer will correctly sort,  calculate and compare all dates;  and
(ii) if the first two digits of the date are implicit, ( i.e., the date is represented by only 2 digits, e.g., "99" for "1999" and "00" for "2000"), the computer will interpret the dates consistently and with the result that "99" always means 1999, and "00" always means 2000).

      The Company's evaluation of the Year 2000 problem included the assessment of its computer systems and its equipment and other systems that are controlled or monitored by computers or embedded computer chips, and the ability of its critical vendors and customers to ensure timely delivery of goods and services and payment of invoices, respectively.

      In March 1997, the Company installed a fully-integrated computer system that is Year 2000 compliant. The software calculates the date incrementally from a fixed past date, using a five-byte data field (compared to the standard two-byte data field). For example, from the date of March 1, 1916, the software can calculate incrementally 99,999 days from that fixed date, approximately until the year 2189. Each software module has been examined to confirm that it uses the five-byte date field in all date sorts, calculations and comparisons. During the fourth quarter of 1998, the Company performed a full test of the software by advancing the date past 2000 (including February 29, 2000) and ran each software module with test data to confirm empirically that the system accommodates the century rollover. The test confirmed that all mission critical modules are Y2K compliant. Several modules contained two or eight character date fields that are not used in calculations, and are not adversely affected by the date change. One module that contained a two-character date field that is used in calculations was fixed and fully tested. During the third quarter of 1999, the Company conducted additional in-house tests to verify tests performed by the software manufacturer, and will continue such tests during the fourth quarter.

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

      The Company's business could be materially effected if its material vendors and customers, or other vendors or customers that in the aggregate may be material, are not themselves Year 2000 compliant. In particular, if the Company is unable to obtain necessary supplies, services or critical machine parts, its operations could suffer. If its major customers or a significant number of its other customers are unable to make payments or continue purchases, the Company's cash flow could suffer. The inability of certain utilities to supply power or telephone service after the rollover could also adversely affect the Company's operations. In order to assess and address such problems, the Company surveyed all its vendors and customers to determine their likely state of Year 2000 compliance at the rollover. The survey revealed that all material vendors and customers report that they are Y2K compliant or will be before December 31, 1999. The Company's is continuing to monitor the progress of its customers and vendors towards Y2K compliance.

      Although the Company is currently unaware of any vendor or customer who will not be Year 2000 compliant, it has, and will continue to develop, contingency plans in the event any vendors or customers are unable, in the Year 2000, to fulfill their supply or payment obligations to the Company. In particular, the Company has taken steps to ensure that no significant vendor is a sole-source or limited-source supplier, by arranging multiple sources for all critical resources, by warehousing or stocking a limited supply of critical materials and parts, and by developing the ability to fabricate critical machine parts in an in-house facility.

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

      The Company has established a Year 2000 Compliance Committee to assess the impact of the Year 2000 problem on the Company's business and to ensure its Year 2000 compliance. The Committee is co- chaired by the Vice President for Legal Affairs and the Management Information Systems Manager, and consists of representatives from all major departments and all facilities within the Company. Management has committed all resources, both financial and personnel, reasonably necessary to achieve Year 2000 compliance and/or implementation of contingency plans for events outside its control. The Company does not believe that the costs it has incurred to date or currently expects to incur in future periods are or will be material, in the aggregate, primarily because these costs have been and will be incurred in connection with projects begun before, and/or budgeted without regard to, the Company's Year 2000 compliance efforts.

          Although the Company believes it is fully Year 2000 compliant, there can be no assurance that the

Company has successfully identified all systems, vendors or customers which are not Year 2000 compliant, that the Company will not have to increase significantly its expenditures relating to any such non-compliance, or that its business will not be materially adversely affected by any such non-compliance.

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

Item 2.   Changes in Securities and Use of Proceeds

      As discussed above, on July 1, 1999, the Company issued a $600,000 convertible debenture to CCG in partial payment of the purchase price for the Acquisition. The convertible debenture is convertible, at CCG's option, into up to 109,091 shares of the Company's common stock, at the rate of $5.50 per share, at least 30 days before any principal or interest payment on the debenture. The issuance of the convertible debenture was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof as a transaction by an issuer not involving any public offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" and the Notes to Unaudited Consolidated Financial Statements included herein.

Item 3.   Defaults Upon Senior Securities

      Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.   Other Information

      Not applicable.

Item 6(a)      Exhibits

      The  Exhibits  to this  Quarterly  Report on Form  10-Q are  listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

Item 6(b)      Reports on Form 8-K

      During its fiscal quarter ended September 30, 1999, the Company filed with the Securities and Exchange Commission a Form 8-K dated July 1, 1999 and a Form 8-K/A dated July 1, 1999, each of which related to the acquisition of Contemporary Color Graphics, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                     DISC GRAPHICS, INC.
                                     (Registrant)



November 15 , 1999
                                   /s/ Donald Sinkin
                                   ---------------------------------------
                                   Donald Sinkin
                                   President & CEO





November 15 , 1999
                                   /s/ Margaret Krumholz
                                   ---------------------------------------
                                   Margaret Krumholz
                                   Sr. Vice President for Finance & CFO

                               DISC GRAPHICS, INC.

                          Quarterly Report on Form 10-Q
                 for the Fiscal Quarter Ended September 30, 1999


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