Form 10-K
period 1999-12-31
DISC GRAPHICS INC /DE/
filed 2000-03-07
CIK 904541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    Form 10-K
                                   (Mark One)


[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

                                      or

[   ]    Transition  report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from _____ to _____

                         Commission file number 0-22696

                               DISC GRAPHICS, INC.
             (Exact Name of Registrant as specified in its charter)

          Delaware                                          13-3678012
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

10 Gilpin Avenue, Hauppauge, New York                                      11788
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:               (631) 234-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                         Name of each exchange on which registered
--------------                         -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         At March 1, 2000, the aggregate market value of the voting and non-voting stock held by non-affiliates of Registrant was approximately $11.2 million, based on the closing price of the Common Stock on the Nasdaq Stock Market on that date.

          At March 1, 2000, the Registrant had outstanding 5,518,352 shares of Common Stock, $.01 par value per share.

         Documents incorporated by reference: The Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders is incorporated by reference into
Part III (Items 10, 11, 12, and 13) of this Form 10-K.

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

         The Company's primary business strategies are: (1) to increase the Company's share of print and packaging sales within its primary markets; (2) to acquire other strategically-located specialty packaging and printing companies that serve geographic markets and industries near existing and potentially new customers, and to position the Company to offer service and cost advantages over its competitors; and (3) to develop innovative packaging designs and techniques for new and existing markets. The Company is actively involved in investigating additional printing and packaging related business opportunities, which may include acquisitions, joint ventures or other business relationships. The Company recently announced the signing of a letter of understanding to acquire Industrial Publishing, Inc. d/b/a Koke Printing ("IP/Koke"), a Eugene, Oregon based commercial printer with approximately $12 million of revenue. Consummation of the acquisition is subject to the Company's completion of due diligence and the negotiation of a definitive acquisition agreement. The Company is not a party to any definitive agreement with respect to any other such transaction. In addition, there can be no assurance that the Company will consummate any potential acquisition, or if completed, that any such transaction will be profitable for the Company, or that the Company will be able to increase its market share in accordance with its stated business strategies.

         Historically, the Company has grown primarily by developing new customers, increasing orders from existing customers, and by capitalizing on its superior service and response capabilities and through acquisitions. In 1996, the Company acquired the assets and certain liabilities of Pointille, Inc., a California based packaging printer; in 1997, the Company acquired the assets and certain liabilities of Benham Press, Inc., an Indiana based commercial printing company (the "Benham Acquisition"); and in 1999, the Company acquired the assets and certain liabilities of Contemporary Color Graphics, Inc. ("CCG"), a New York based commercial printing company (the "CCG Acquisition"). The Company has since integrated each of their manufacturing capabilities and sales and marketing programs into Disc Graphics' operations. Since 1995, the Company has operated a facility in Rockaway, New Jersey, which provides a majority of the label production for Disc Graphics.

         The Company's principal executive offices and principal manufacturing operations are located at 10 Gilpin Avenue, Hauppauge, New York 11788. Its telephone number is (631) 234-1400.

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

Packaging/Printing Industry

         The Company derived significant revenue in 1999 from the manufacture and sale of paperboard folding cartons. An industry trade publication has estimated that in 1999 there were approximately 295 companies operating 469 folding carton manufacturing plants in the United States, and the total revenues from the sale of folding cartons was approximately $5.0 billion, reflecting a 2% decline from 1998 levels. The overall folding carton market has seen significant competition from resin based alternative packaging and growth in corrugated as an alternative to paperboard packaging. The Company is currently exploring opportunities in the corrugated packaging market. Industry consolidation has resulted in a decline in the number of carton plants and the number of operating companies.

         Folding carton manufacturers are divided into three main categories: integrated manufacturers (those owned by or affiliated with a paperboard mill), non-integrated or independent manufacturers, and in-plant or "captive" manufacturers which are owned directly by the end user. The Company generally competes primarily with independent manufacturers.

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

         The Company's business also includes commercial printing and labels. Industry trade sources have estimated that the total United States commercial printing market in 1999 was approximately $78 billion. The industry is fragmented with many small printing companies serving regional markets. For example, within the New York City Metropolitan area, there are over 3,200 printing establishments with an average of 16 employees.

         Based on 1998 revenues, the Company was ranked 117 in the top 500 printing companies in the United States by an industry trade publication, as compared to 128 in 1997. Comparable rankings for 1999 were not available at the date of this report.

Packaging Products

         One of the Company's largest markets for folding cartons are the video and entertainment software markets. For the home video market, the Company manufactures bottom-load video sleeves, multi-packs and other specialty items. In addition to printing for major studios, the Company has historically concentrated on the catalogue and special interest video and software markets. The Company's catalogue customers typically have licensed or purchased products from major movie production studios. As in prior years, special interest video continues to be a growing product line. Packaging for these videos is often sold to independent distributors and videotape duplicators. Through these distributors and duplicators, the Company has produced packaging for many Fortune 500 companies.

         Sales of software packaging continue to contribute to a growing portion of the Company's revenues. The Company produces packaging for some of the largest entertainment software and software application companies. The Company believes that its national network of production facilities and its capabilities in producing high value-added packaging are strategic advantages in competing in this market.

         The Company manufactures CD packaging, including tray cards and booklets, pre-recorded cassette packaging, such as insert or "J" cards, as well as audio book packaging and other printed materials for the music and audio industries. The Company's music industry customers often require that packaging be produced quickly, often within days of placing an order. The Company has assembled a combination of skilled workers, advanced equipment, and production systems to meet these requirements. The Company has long standing customer relationships with many of the major record companies in the United States and also manufactures packaging for major duplicators in the United States.
Additionally, the Company manufactures packaging for special interest and secondary music and audio markets. The other major component of this market is audio book packaging. The Company believes that it has a significant share of this market. The Company's principal customers include two of the largest publishers in this market. The Company also manufactures packaging for self-help and specialty cassettes, which are a growing portion of this market.

          In the consumer products market, the Company manufactures cartons and packaging for fragrances, skin lotions, pet products, food and other specialty packaging for these markets. Given the high-value added nature of the packaging, these markets are a prime focus for the Company. Recently, the Company founded Cosmetic Sampling Technologies, Inc. ("CST"), a wholly owned subsidiary. CST has received a patent on TRYALS(TM), its unique lipstick sampler. TRYALS(TM) is a unit dose, self-applicator, for sampling lipstick. Management is committed to the development of this and other innovative packaging to penetrate the cosmetic market.

         The Company produces folding cartons for over-the-counter ("OTC") pharmaceuticals, vitamins and nutritional supplements. A large part of the Company's revenue for OTC-style cartons is for "private label" products. Vibrant designs are emphasized in the packaging, which requires the use of multi-color graphics to convey product identity and brand recognition. Sales of these cartons are made directly to several major vitamin and drug manufacturers.

         In the commercial printing market, the Company prints brochures, posters, sell sheets and other promotional material.

         The Company prints labels on pressure sensitive stock that is die cut to a customer's specifications. The primary markets for labels are pharmaceuticals, vitamins, video packages, pet products and specialty items. Many video and folding carton orders include an order for the corresponding labels.

Marketing and Sales

         The Company's revenues are derived from several markets. The largest market as a percentage of total 1999 net sales was the video and entertainment software market, which accounted for approximately 38%; followed by the consumer product packaging market, which accounted for approximately 23%; and the music and audio packaging and commercial printing markets, which accounted for approximately 15% and 13%, respectively. These markets correspond to product lines within the business segment in which the Company operates.

         The Company's sales and marketing efforts are conducted through direct solicitation by its executive officers and internal sales people. The Company's package engineering staff assists customers with new package design and development. Because the Company has a short turnaround time, it has a backlog of orders, with most produced and delivered in one to four weeks.

Seasonality

         Historically, the Company's revenues have been moderately seasonal. In the last two quarters of 1999 and 1998, the Company's revenues were approximately 56% and 54%, respectively, of annual sales. This seasonality is primarily the result of certain markets, such as the music and audio packaging markets, the video and entertainment software packaging markets and the consumer product packaging market, which require that products be produced and shipped between August and October of each year for sale during the holiday season. These three markets accounted for approximately 76% and 74%, respectively of the Company's total net sales in each of 1999 and 1998, causing the Company's revenues to be greater in the last six months of each calendar year than in the first six months.

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

         While the Company believes its present competitive position is strong, there can be no assurance that this will not change. Several of the Company's competitors in each market have financial resources that are greater than the Company's. In addition, because the Company supplies packaging to consumer industries, it is also subject to the competitive forces affecting its customers.

Employees

         As of February 17, 2000, the Company had approximately 559 employees. Of these employees, 338 are located in the Company's Hauppauge, New York facility, with 270 serving in manufacturing capacities and 68 serving in selling and administrative capacities. The Company's Burbank, California facility has 92 employees, with 75 serving in manufacturing capacities and 17 serving in selling and administrative capacities. Disc Graphics' Rockaway, New Jersey facility has 26 employees, with 24 serving in manufacturing capacities and two serving in selling and administrative capacities. The Company's Indianapolis, Indiana facility has 57 employees, with 48 serving in manufacturing capacities and 9 serving in selling and administrative capacities. Disc Graphics' Edgewood, New York facility has 46 employees, with 35 serving in manufacturing capacities and 11 serving in selling and administrative capacities. A majority of the manufacturing employees located in the Burbank, California facility are represented by a labor union. The Company believes that its employee relations are good.

Materials

         The Company uses a variety of raw materials. The most significant types of raw materials utilized are paperboard, paper, label paper, ink, coating, films and plates. These materials are purchased from a variety of suppliers, and the Company has several alternate sources for each. The Company has historically been successful in obtaining adequate materials to satisfy all sales orders, and does not anticipate any significant difficulties in obtaining supplies of such materials in the future. There can be no assurances, however, that the Company will not encounter difficulty in obtaining supplies of such material to fulfill future requirements.

Equipment

         The Company owns or leases certain manufacturing, computer and other equipment used in the manufacture of its products and for its administrative support. As a specialty printing company, the Company's continued growth and competitiveness requires a continuous investment in capital equipment.

Forward Looking Statements

         This Form 10-K contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied by such statements. Such risks, uncertainties, and other important factors include, among others: the Company's ability to fulfill its stated business strategies; the Company's ability to identify and consummate future acquisitions and other strategic business opportunities, and to integrate any such businesses into the Company's operations; the Company's ability to identify and develop additional product innovations; the Company's ability to sustain current growth rates in net sales of certain products; the effects of recent equipment purchases and leases for additional space on the Company's operations; the Company's ability to continue to improve efficiencies through the purchase or lease of equipment; the effects of the Company's ISO certification efforts; the amounts required for capital expenditures in future periods; the availability and cost of materials; potential effects of Year 2000 problems on the Company's business; and continuing industry-wide pricing pressures and other industry conditions. Such forward-looking statements speak only as of the date of this Report, and the Company disclaims any obligation or undertaking to update such statements. Each forward-looking statement that the Company believes is material is accompanied by one or more cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, in other sections of this Form 10-K, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing forward-looking statements, readers are urged to read carefully all such cautionary statements.

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

Executive Officers of the Registrant

          Donald Sinkin (51 years of age) has been Chairman of the Board, President, Chief Executive Officer and the largest shareholder of the Company since 1986. Mr. Sinkin joined Disc Graphics as Pre-Press Supervisor and became Plant Manager in 1982. Prior to joining Disc Graphics, Mr. Sinkin helped found and manage Rutgers Packaging, a division of Queens Group, Inc. d/b/a Queens Litho.

         Stephen Frey (46 years of age) is a Director, Senior Vice President of Operations, Secretary and a major shareholder of the Company. Mr. Frey joined Disc Graphics in the Pre-Press Department in 1978, became Supervisor of that department in 1983, and established the Production and Planning Department in 1985. Mr. Frey was elected Vice President and Secretary in 1988 and a Director in 1990. He served as Chief Operating Officer from 1991 to 1995 and was elected Senior Vice President of Operations in 1998. Prior to joining Disc Graphics, Mr. Frey held various management positions with Kordet Color Corporation and Terrace Litho.

         John Rebecchi (44 years of age) is a Director, Senior Vice President of Sales & Marketing, and a major shareholder of the Company. Mr. Rebecchi joined Disc Graphics' predecessor in the Accounting Department and, upon Disc Graphics' formation in 1983, he served as Controller. After a brief absence from the Company, Mr. Rebecchi re-joined Disc Graphics in 1988 and was elected Vice President and Treasurer in 1988 and a Director in 1990. He served as Chief Financial Officer from 1991 through 1995 and was elected Senior Vice President of Sales & Marketing in 1998.

         Margaret M. Krumholz (40 years of age) is Senior Vice President of Finance and Chief Financial Officer of the Company. Ms. Krumholz joined Disc Graphics in 1994 and served as Controller until 1996 when she was elected Chief Financial Officer. She was elected Senior Vice President of Finance in August 1998. Prior to joining Disc Graphics, Ms. Krumholz held various financial and accounting positions, including Corporate Finance Manager for General Foods Baking Company, and received her C.P.A. while employed with PricewaterhouseCoopers.

         Frank A. Bress (52 years of age) is Vice President for Legal Affairs and Human Resource Policy and General Counsel of the Company. Mr. Bress joined Disc Graphics in January 1998 as General Counsel, and was elected Vice President for Legal Affairs in August 1998 and Vice President for Human Resource Policy in October 1998. Prior to joining Disc Graphics, Mr. Bress served as principal outside counsel to the Company from 1988 through 1997 while a partner in various law firms. Mr. Bress was an Associate Professor of Law at New York University School of Law from 1974 to 1986, and a Professor of Law and Associate Dean at Pace University School of Law from 1986 to 1988.

ITEM 2.           Properties

         As of December 31, 1999, the Company's principal properties were as follows:

                                                             Approximate Square
Location                   Activities Conducted              Footage of Facility

Hauppauge, NY              Executive offices
                           and manufacturing (1)                    55,000
Hauppauge, NY              Warehouse (2)                            40,000
Burbank, CA                Manufacturing (3)                        30,000
Indianapolis, IN           Manufacturing (4)                        27,000
Edgewood, NY               Manufacturing (5)                        22,000
Rockaway, NJ               Manufacturing (6)                         8,400
New York, NY               Sales (7)                                 2,400

          (1) The lease for this facility terminates on December 31, 2007. The facility is owned by certain principals of the Company through a limited partnership, and the Company believes that the lease terms were and are at least as favorable to the Company as terms which could have been obtained from unaffiliated third parties for similar office and manufacturing space.

          (2) On January 1, 2000, the Company entered into a lease expiring August 31, 2001 to sublet to a third party approximately
          36,000 square feet of the 40,000 square feet at the facility located in Hauppauge, New York. The 4,000 remaining square feet will be used for office space.

          (3) This lease is scheduled to terminate on May 18, 2001.

          (4) The Company owns this facility, subject to a mortgage.

          (5) This lease is scheduled to terminate on July 14, 2003.

          (6) This lease is scheduled to terminate on June 30, 2007.

          (7) On January 1, 1999, the Company entered into a new lease expiring December 30, 2009 for this facility.

          On January 1, 2000, the Company entered into a lease expiring January 31, 2008 for an 87,000 square foot facility located in Hauppauge, New York. This facility will be used for manufacturing and office space and will be in addition to the 55,000 square feet at the current facility located in Hauppauge, New York.

ITEM 3.           Legal Proceedings

         As of December 31, 1999, there were no lawsuits pending against the Company.

ITEM 4.           Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the year ended December 31, 1999, there were no matters submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

Price Range of Common Stock

         The Company's Common Stock, par value $.01 per share (the "Common Stock") trades on the Nasdaq SmallCap Market under the symbol DSGR. The table set forth below contains the range of the high and low bid prices on the Nasdaq SmallCap Market for the quarters noted.

          The Company's Class A Redeemable Common Stock Purchase Warrants (the "Class A Warrants") were authorized for trading on the Nasdaq SmallCap Market under the symbol DSGRW. On November 9, 1999 these Class A Warrants expired by their terms. The table set forth below contains the range of the high and low bid prices on the Nasdaq SmallCap Market for the quarters noted.

                              Common Stock                  Class A Warrants
                            High          Low               High          Low
Quarter Ended

March 31, 1998            $ 4.750      $ 4.125            $ .688         $ .563
June 30, 1998               4.625        3.625              .625           .375
September 30, 1998          5.125        3.688              .688           .375
December 31, 1998           5.188        4.000             1.000           .438
March 31, 1999              5.563        4.250              .844           .375
June 30, 1999               5.000        3.750              .938           .125
September 30, 1999          5.313        3.625              .313           .031
December 31, 1999 (a)       3.750        2.313              .031           .000

         On February 1, 2000, the closing bid price for the Common Stock on the Nasdaq Small Cap Market was $3.250.

          (a) On November 9, 1999, the Company's Class A Redeemable Common Stock purchase warrants expired by their term.

Holders of Common Stock

         As of February 10, 2000, there were 45 holders of record and approximately 800 beneficial owners of the Common Stock.

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

ITEM 6.           Selected Financial Data

         The following table sets forth selected data regarding the Company's operating results and financial position. The data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes (including without limitation Note 18) thereto, all of which are contained in this Annual Report on Form 10-K.


                             SUMMARY FINANCIAL DATA
                    (In thousands, except per share amounts)


                             Year Ended December 31,
                             -----------------------
                                1999       1998      1997     1996       1995
                                ----       ----      ----     ----       ----
Income statement data:
Net sales                     $67,988    $58,882   $48,445  $42,575   $36,149
Gross profit                   17,290     15,799    12,693   10,911     7,481
Operating expenses             12,360     10,550     8,483    7,612     5,733
Operating income                4,930      5,249     4,210    3,299     1,748
Net income                      2,507      2,864     2,159    1,454       501
Net income per common share
         Basic                    .45        .52       .40      .29       .18
         Diluted                  .45        .52       .40      .29       .18

Weighted average number
 of shares outstanding
         Basic                  5,518      5,474     5,387    5,091     2,714
         Diluted                5,540      5,492     5,397    5,098     2,714



                             Year Ended December 31,
                             -----------------------

                            1999         1998        1997      1996      1995
                            ----         ----        ----      ----      ----
Balance sheet data:
Total assets              $ 42,508    $ 28,372   $ 26,747   $ 22,046  $ 18,604
Long term liabilities       15,493       6,737      8,494      5,598     7,243
Stockholders' equity        16,447      13,940     11,112      8,964     7,427


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

Benham Acquisition

         On October 24, 1997, the Company acquired substantially all of the assets and certain liabilities of Benham Press, Inc., an Indiana based printing company ("Benham"). The purchase price consisted of $87,043 in cash, 10,499 shares of the Company's common stock and the assumption of certain liabilities associated with outstanding borrowing under a line of credit agreement and notes payable totaling approximately $2,637,000. The Company liquidated such liabilities with additional borrowings under the Company's line of credit. The Company recorded the value of the 10,499 shares of common stock at the estimated fair value at the date of acquisition. The Benham Acquisition was recorded using the purchase method of accounting and accordingly, the results of Benham's operations are included in the Company's results of operation from the date of the Benham Acquisition.

Contemporary Color Graphics Acquisition

         On July 1, 1999, the Company acquired substantially all of the assets and certain liabilities of Contemporary Color Graphics, Inc. ("CCG"), a New York based commercial printer. The purchase price consisted of $3,500,000 in cash, and a promissory note in the amount of $1,000,000, a supplemental note in the amount of $1,000,000, convertible debentures in the amount of $600,000 and assumed debt of approximately $1,200,000, subject to adjustment. The Company paid the cash portion of the purchase price from borrowings under its revolving credit facility. Principal payments will commence on August 1, 2000 with respect to the promissory note and debentures, and on August 1, 2003 with respect to the supplemental note. The former shareholders of CCG have the option of converting the debentures into shares of the Company's common stock, valued at $5.50 per share, at least 30 days before any principal or interest payment on the debentures. The CCG Acquisition was accounted for using the purchase method of accounting and accordingly, the results of CCG's operations are included in the Company's results from the date of the CCG Acquisition.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Sales

         Net sales for the year ended December 31, 1999 were approximately $67,988,000 compared to approximately $58,882,000 for the same period the prior year, representing an increase of approximately $9,106,000 or 15.5%. The CCG Acquisition accounted for approximately $2,803,000 of the increase in sales. The overall increase, excluding the effect of the CCG Acquisition, was most evident in video and entertainment software packaging (approximately $4,857,000 or 23.1%), music and audio packaging (approximately $1,393,000 or 15.3%) and consumer product packaging (approximately $1,920,000 or 14.0%) between the comparison periods. Within the video and entertainment software category, entertainment software, specifically computer games, continues to be the primary driver in sales growth. Music/audio packaging sales also increased as a result of increased unit volume within this category, which enabled the Company to offset pricing pressures in the music and audio packaging industry.

Gross Profit

         The Company recognized gross profit of approximately $17,290,000 (a 25.4% profit margin) for the year ended December 31, 1999, as compared to approximately $15,799,000 (a 26.8% profit margin) for the prior year, representing an increase of approximately $1,491,000, or 9.4%. The increased dollar amount is primarily due to the increase in net sales between comparison periods, as discussed above. The decrease of 1.4 percentage points in gross profit margin is due to increased costs in 1999 associated with downward pricing pressures, the Company's decision to invest significantly in the expansion of its capacity, the integration of the CCG Acquisition, and its implementation of ISO 9001 procedures. See "Selling, General and Administrative Expenses," below. As discussed below under "Liquidity and Capital Resources" the Company has purchased new equipment and entered into a lease for additional space in order to expand its capacity. The installation of such new equipment and the expansion of its Hauppauge facility, by entering into additional leases, continued into the first quarter of fiscal 2000 and will most likely continue to have an adverse impact on earnings. The Company's integration of this new equipment should enhance its operating efficiencies and improve its ability to compete in new markets, but there can be no assurance that the Company will be able to achieve these goals. See "Liquidity and Capital Resources".

Selling, General and Administrative Expenses

         Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1999 were approximately $12,360,000 (18.2% of net sales) compared to approximately $10,550,000 (17.9% of net sales) for the prior year, an increase of approximately $1,810,000. The increase in the dollar amount of SG&A is primarily due to normal operating expenses and the amortization of goodwill, in each case associated with the CCG Acquisition. In addition, on April 29, 1999, Disc Graphics retained a consulting firm to assist the Company in becoming ISO certified. The Company expects to receive its ISO 9001 certification during fiscal 2000. Disc Graphics has experienced and expects to continue to experience consulting and operating expenses associated with this project throughout fiscal 2000, which may impact future operating results. Disc Graphics believes that this investment will ultimately transform the processes of the organization to improve product quality, increase production volume, and shorten the manufacturing time cycle. The Company believes that this commitment to improve customer satisfaction should enhance its competitive edge in current and new markets, but there can be no assurance of this. The remainder of the increase is due to normal inflationary increases, and revenue related expenses such as freight to customers and commissions. See "Liquidity and Capital Resources".

Interest Expense

         Net interest expense for the year ended December 31, 1999 was approximately $747,000 compared to approximately $634,000 for the prior year. Interest expense includes interest payable under the Company's revolving credit facility, its capital lease obligations on equipment and its note, supplemental note and debenture issued in connection with the CCG Acquisition. The increase in net interest expense is due to increased borrowings under the Company's revolving credit facility and the note, supplemental note and debenture related to the CCG Acquisition.

Income Taxes

         The provision for income taxes for the year ended December 31, 1999 decreased from the 1998 level primarily due to the decrease in pretax income of approximately $583,000 between comparison periods, with no significant change in the effective tax rate.

Net Income

         Net income for the year ended December 31, 1999 was approximately $2,507,000, compared to approximately $2,864,000 for the prior year, a decrease of approximately $358,000, or 12.5%. Downward pricing pressures, the Company's decision to invest significantly in the expansion of its capacity, the integration of the CCG acquisition, and its implementation of ISO 9001 procedures all contributed to the decrease in net income.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net Sales

         Net sales for the year ended December 31, 1998 were approximately $58,882,000 compared to approximately $48,445,000 for the same period the prior year, representing an increase of approximately $10,437,000 or 22%. The Benham acquisition accounted for approximately $3,507,000 of the increase in sales. The overall increase was most evident in video and entertainment software packaging markets (approximately $6,138,000 or 41%) and music and audio packaging markets (approximately $396,000 or 5%) between the comparison periods. The consumer product packaging market has increased approximately $1,448,000 or 12%. The Company has continued to focus on high end specialty packaging and has focused less on the lower margin, less value added product categories, resulting in a decline in sales levels in those categories.

Gross Profit

         Gross profit for the year ended December 31, 1998 was approximately $15,799,000 (a 26.8% profit margin) compared to approximately $12,693,000 (a 26.2% profit margin) for the prior year, representing an increase of approximately $3,106,000 or 24%. Improvements in profit margin continue to be increasingly more challenging in an environment of downward price pressure. Improving manufacturing efficiencies through improved processes, competitive purchasing practices, and capital investment has enabled the Company to remain competitive and improve profitability.

Selling, General and Administrative Expenses

         Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1998 were approximately $10,550,000 (17.9% of net sales) compared to approximately $8,483,000 (17.5% of net sales) for the prior year, an increase of approximately $2,067,000, or 24.4%. This increase was due primarily to revenue related expenses (such as freight to customers and commissions), costs associated with the Indiana facility, and investment in sales and customer service personnel to focus on custom-designed packaging.

Interest Expense

         Interest expense for the year ended December 31, 1998 was approximately $634,000, compared to approximately $612,000 for the prior year. The slight increase in interest expense was primarily related to increased investments in equipment through capital leases, offset by interest earned on overnight investments.

Income Taxes

         The provision for income taxes for the year ended December 31, 1998 increased primarily due to the increase in pretax income of approximately $1,168,000.

Net Income

         Net income for the year ended December 31, 1998 was $2,864,000 compared to $2,159,000 for the prior year, an increase of $705,000 or 33%. This increase was a result of an increase in net sales, gross margin improvement, and gain on the sale of certain equipment ($150,000), offset slightly by increased SG&A. The Company's strategy of growing revenue both internally and through acquisitions, coupled with cost reduction projects and investments, has resulted in strong earnings growth in 1998 compared to 1997.

Liquidity and Capital Resources

         The primary source of cash for the Company's business has been cash flow from operations and availability under the Company's $10 million revolving credit facility. Cash as of December 31, 1999 was approximately $143,000, compared to approximately $43,000 as of December 31, 1998. Net cash provided from operations for the year ended December 31, 1999 was approximately $4,533,000 compared to approximately $3,691,000, for the year ended December 31, 1998. The improvement in cash flows from operations is primarily attributable to management's increased focus on overall cash management. As of December 31, 1999, the Company had working capital of approximately $9,123,000, and approximately $2,250,000 was available to the Company under its revolving credit facility.

         At December 31, 1999, the Company was not in compliance with certain financial covenants of the Credit Agreement covering its $10 million revolving credit facility. On February 25, 2000, the Company renegotiated certain provisions of the Credit Agreement. The amended Agreement allows for borrowings up to $15,000,000. The amended Credit Agreement contains revised covenants which require Disc Graphics to satisfy certain performance criteria, net worth levels and debt service ratios. The amendment also waived the Company's non-compliance with the original covenants. At December 31, 1999, and at the date of this report, the Company was in compliance with the revised covenants.

         On July 1, 1999, the Company completed the acquisition of substantially all of the assets and certain liabilities of CCG. The Company paid $3.5 million of the purchase price in cash, and paid the balance by issuing a promissory note in the amount of $1.0 million, a supplemental note in the amount of $1.0 million, a convertible debenture in the amount of $0.6 million and assumed debt of approximately $1.2 million, subject to adjustment. The Company paid the cash portion of the purchase price and serviced the assumed debt from borrowings under its revolving credit facility. Principal payments will commence on August 1, 2000 with respect to the promissory note and debenture, and on August 1, 2003 with respect to the supplemental note. The former shareholders of CCG have the option of converting the debenture into shares of the Company's common stock, valued at $5.50 per share, at least 30 days before any principal or interest payment on the debenture. As a result of the CCG Acquisition, the Company's total indebtedness and future debt service obligations have increased significantly from prior levels. The Company intends to fund these debt service obligations from operating cash flow in future periods, and believes that it will have sufficient funds to do so. There can be no assurance, however that the Company will be able to integrate CCG's business successfully or realize any benefit from the CCG Acquisition, or that earnings attributable to the CCG Acquisition will be sufficient to offset the related costs associated with the Company's debt service obligations.

         During the year ended December 31, 1999, the Company incurred a total of approximately $2.6 million of capital improvements in connection with the purchase, preparation, and installation of a new 56-inch high speed diecutter and 56-inch seven color press. The Company is obligated to make additional installment payments and expects to incur additional installation costs related to this equipment, which in the aggregate will result in additional expenditures of approximately $5 million. The Company is currently in negotiations with certain lenders to refinance substantially all of the $2.6 million in costs incurred to date and expects to complete these negotiations by the second quarter of fiscal 2000. Further, the Company anticipates that it will finance approximately $8 to $9 million, which is inclusive of the aforementioned 56-inch equipment, as well as additional manufacturing equipment by the second quarter of fiscal 2000. The installation of the diecutter, press, and future additional equipment is intended primarily to increase capacity and further improve plant efficiencies. However, there can be no assurance that the Company will be able to enter into financing agreements for such equipment on satisfactory terms, that the installation of such equipment will result in improved efficiencies, or that the Company's future results of operations will be improved as a result of any such plans.

         In 1998, the Company traded in a printing press, which was previously financed by an equipment note through GE Capital Public Finance ("GECPF"), for a new press. In connection with the transaction, the Company entered into a seven year capital lease arrangement with the Suffolk County Industrial Development Association ("SCIDA"), pursuant to which the SCIDA: (a) issued a $2,003,657 industrial development bond to finance its purchase of the press; (b) leased the press to the Company; and (c) assigned its rights in the lease to GECPF, which purchased the bond. The lease contained certain provisions limiting the Company's capital expenditures in Suffolk County and certain debt covenants consistent with those contained in the Company's Credit Agreement. On February 29, 2000, the Company refinanced this lease with GECPF by entering into a seven year promissory note arrangement that does not contain the same provisions, or debt covenants, as the SCIDA lease.

Inflation and Seasonality

         The Company has experienced certain inflationary increases in variable and fixed costs. The Company has continued to manage the impact of these cost increases by obtaining certain volume discounts through the purchase of larger quantities of raw material and improving manufacturing efficiencies, while providing the same high quality product at competitive prices.

         Historically, a portion of the Company's business has been moderately seasonal. The requirements of the home video, music and cosmetic markets for products to be delivered for the holiday season generally causes an increase in sales from August through October. See "Item 1. Business-Seasonality," above.

New Accounting Pronouncement

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) as amended by SFAS 137, which is effective for quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 provides guidance for accounting for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The management of the Company does not believe that the implementation of SFAS No. 133 will have a material impact on its financial position or results of operations.

Year 2000 Date Conversion

         The Company experienced no difficulties as a result of the Year 2000 rollover, but it will continue to monitor the situation, particularly with respect to the ability of its systems to recognize the date February 29, 2000.

         Prior to December 31, 1999, the Company completed the process of identifying, assessing and developing contingency plans to address problems that might have arisen as a result of the inability of the Company's computers, or those of its material vendors and customers, to properly recognize and manipulate dates in the Year 2000 ("Y2K"). The Company's evaluation of the Y2K problem included the assessment of its computer systems and its equipment and other systems that are controlled or monitored by computers or embedded computer chips, and the ability of its critical vendors and customers to ensure timely delivery of goods and services and payment of invoices, respectively. In March 1997, the Company installed a fully-integrated Y2K compliant computer system. Tests during 1998 and 1999 confirmed that all mission critical modules of its computer system were Y2K compliant. The Company also tested each desktop and portable computer and each piece of equipment containing an embedded computer chip, and confirmed empirically that each computer and its associated software and each piece of equipment would function properly with dates occurring both before and after 2000.

         In 1998, the Company established a Y2K Compliance Committee to assess the impact of the Y2K problem on the Company's business and to ensure its Y2K compliance. The Committee is co-chaired by the Vice President for Legal Affairs and the Management Information Systems Manager, and consists of representatives from all major departments and all facilities within the Company. Management committed all resources, both financial and personnel, reasonably necessary to achieve Y2K compliance and/or implementation of contingency plans for events outside its control. The Company does not believe that the costs it has incurred to date or currently expects to incur in future periods are or will be material, in the aggregate, primarily because these costs were or will be incurred in connection with projects begun before, and/or budgeted without regard to, the Company's Y2K compliance efforts.

         Although the Company believes it is fully Y2K compliant, there can be no assurance that the Company has successfully identified all systems, vendors or customers which are not Y2K compliant, that the Company will not have to increase significantly its expenditures relating to any such non-compliance, or that its business will not be materially adversely affected by any such non-compliance.

ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk

         The Company finances the purchase of production equipment and other capital expenditures through long- term debt and/or capital leases. The stated or implicit interest rates on such obligations are generally fixed. In those instances where rates are variable, the Company will generally fix the rate through an interest rate swap agreement. The majority of the Company's long term debt is its revolving line of credit, which is exposed to changes in interest rates. The Company believes that changes in interest rates will not have a material effect on operations.

         The Company does not have any sales, purchases, assets or liabilities denominated in currencies other than the U.S. dollar, and as such is not subject to foreign currency exchange rate risk.

ITEM 8.           Financial Statements and Supplementary Data

                                                                            Page

Independent Auditors' Report.................................................F-1
Consolidated Balance Sheets as of December 31, 1999
         and 1998............................................................F-2
Consolidated Statements of Income for the years ended
         December 31, 1999, 1998, and 1997...................................F-3
Consolidated Statements of Stockholders' Equity for
         the years ended December 31, 1999, 1998, and 1997...................F-4
Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997....................................F-5
Notes to Consolidated Financial Statements...................................F-6

Schedule II:
Valuation and Qualifying Accounts for the years ended
         December 31, 1999, 1998 and 1997...................................F-23

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Board of Directors
      and Stockholders
Disc Graphics, Inc.:


We have audited the accompanying consolidated balance sheets of Disc Graphics, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Disc Graphics, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        /s/ KPMG LLP
                                        ------------
                                        KPMG LLP

Melville, New York
February 2, 2000, except for
Notes 8(a) and 9, which are as of February 29, 2000








                                      -F1-

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998


                                                                                     1999                    1998
                                                                                     ----                    ----
                            Assets

Current assets:
      Cash                                                                    $    142,531                 43,313
      Accounts receivable, net of allowance for doubtful accounts
           of $1,418,000 and $1,332,000, respectively                           13,579,201             12,721,102
      Inventories                                                                4,428,374              2,379,627
      Prepaid expenses and other current assets                                    448,364                271,462
      Deferred income taxes                                                      1,092,000                963,000
                                                                                ----------                -------
                       Total current assets                                     19,690,470             16,378,504

Plant and equipment, net                                                        14,574,393              9,997,743
Goodwill, net of amortization of $499,000 and $222,000, respectively             6,247,588              1,265,210
Covenants not to compete, net of amortization of $144,000 and $24,000,
     respectively                                                                  956,236                 76,237
Security deposits and other assets                                               1,039,119                653,847
                                                                                ----------                -------
                       Total assets                                          $  42,507,806             28,371,541
                                                                             =============             ==========

          Liabilities and Stockholders' Equity
          ------------------------------------

Current liabilities:
      Current maturities of long term debt                                    $    564,425                236,561
      Current maturities of capitalized lease obligations payable                1,287,753              1,433,328
      Accounts payable and accrued expenses                                      8,125,209              5,208,478
      Income taxes payable                                                         590,104                815,952
                                                                                  --------                -------
                       Total current liabilities                                10,567,491              7,694,319

Long term debt, less current maturities                                         11,309,675              1,468,950
Capitalized lease obligations payable, less current maturities                   2,604,586              3,944,868
Deferred income taxes                                                            1,579,000              1,323,000
                                                                                ----------              ---------
                       Total liabilities                                        26,060,752             14,431,137

Stockholders' equity:
      Preferred stock:
           $.01 par value; authorized 5,000 shares; no shares issued
               and outstanding                                                    - - - -                 - - - -
      Common stock:
           $.01 par value; authorized 20,000,000 shares; issued
               5,548,761 shares                                                     55,488                 55,488
      Additional paid in capital                                                 5,009,671              5,009,671
      Retained earnings                                                         11,413,501              8,906,581
                                                                                -----------             ---------
Less:                                                                           16,478,660             13,971,740
      Treasury stock, at cost, 30,409 and 30,349 shares at
          December 31, 1999 and December 31, 1998, respectively                    (31,606)               (31,336)
                                                                                -----------               --------
                       Total stockholders' equity                               16,447,054             13,940,404
                                                                                -----------            ----------
                       Total liabilities and stockholders' equity            $  42,507,806             28,371,541
                                                                             =============             ==========



                                    See accompanying notes to Consolidated Financial Statements.



                                                       DISC GRAPHICS, INC.
                                                          AND SUBSIDIARIES

                                                  Consolidated Statements of Income

                                            Years ended December 31, 1999, 1998, and 1997



                                                                  1999                    1998                    1997
                                                                  ----                    ----                    ----
Net sales                                                    $    67,987,941              58,881,533              48,444,890
Cost of sales                                                     50,697,468              43,082,081              35,751,899
                                                                  -----------             -----------             ----------
             Gross profit                                         17,290,473              15,799,452              12,692,991

Operating Expenses:
        Selling and shipping                                       6,804,982               6,018,562               4,426,729
        General and administrative                                 5,555,369               4,531,620               4,056,293
                                                                   ----------              ----------              ---------
             Operating income                                      4,930,122               5,249,270               4,209,969

Interest expense, net                                                747,202                 633,512                 612,181
Gain on disposal of equipment                                          ----                  149,669                   ----
                                                                    ---------                -------

Income before provision for income taxes                           4,182,920               4,765,427               3,597,788

Provision for income taxes                                         1,676,000               1,901,000               1,439,000
                                                                   ----------              ----------              ---------
        Net income                                           $     2,506,920               2,864,427               2,158,788
                                                                   ==========              ==========              =========
        Net income per share:
             Basic                                           $          0.45                    0.52                    0.40
                                                                       =====                    ====                    ====
             Diluted                                         $          0.45                    0.52                    0.40
                                                                       =====                    ====                    ====

        Weighted average number of shares outstanding

             Basic                                                 5,518,361               5,474,444               5,387,240

             Diluted                                               5,540,265               5,492,050               5,397,130



                                    See accompanying notes to Consolidated Financial Statements.



                                                         DISC GRAPHICS, INC.
                                                          AND SUBSIDIARIES

                                           Consolidated Statements of Stockholders' Equity

                                            Years ended December 31, 1999, 1998, and 1997




                                Preferred stock         Common Stock             Additional
                                ---------------         ------------             paid in      Retained       Treasury
                             Shares     Amount      Shares          Amount       capital      earnings        Stock       Total
                             ------     ------      ------          ------       -------      --------        -----       -----

Balance, December 31, 1996     ----    $   ----     5,378,518     $   53,786    5,051,555     3,883,366     (24,661)      8,964,046

Shares issued in connection
with an acquisition            ----        ----        10,499            105       37,395          ----        ----          37,500

Shares issued in connection
with warrant exchange offer    ----        ----        51,239            512      (44,016)         ----        ----         (43,504)

Purchase of treasury stock      ----       ----          ----           ----          ----         ----      (5,154)         (5,154)

Net income                      ----       ----          ----           ----          ----    2,158,788         ---       2,158,788
                            ---------  --------- --------------   ----------- ------------- -------------  -----------   -----------

Balance, December 31, 1997      ----       ----     5,440,256         54,403    5,044,934     6,042,154     (29,815)     11,111,676

Shares issued in connection
    warrants exchanged          ----       ----       108,505          1,085       (1,085)         ----        ----          ----

Purchase of treasury stock      ----       ----          ----           ----          ----         ----      (1,521)         (1,521)

Purchase of warrants            ----       ----          ----           ----      (34,178)         ----        ----         (34,178)

Net income                      ----       ----          ----           ----          ----    2,864,427        ----       2,864,427
                            ---------  --------- --------------   ----------- ------------- -------------  ----------- -------------

Balance, December 31, 1998      ----       ----      5,548,761        55,488    5,009,671     8,906,581     (31,336)     13,940,404

Purchase of treasury stock      ----       ----          ----           ----          ----         ----        (270)           (270)

Net income                      ----       ----          ----           ----          ----    2,506,920       ----        2,506,920
                            ---------  --------- --------------   ----------- ------------- -------------  ----------- -------------

Balance, December 31, 1999      ----   $   ----      5,548,761    $   55,488    5,009,671    11,413,501     (31,606)     16,447,054
                            =========  =========     =========        ======    =========    ==========     =======      ==========



                                    See accompanying notes to Consolidated Financial Statements.

                                                                F-4

                                                         DISC GRAPHICS, INC.
                                                          AND SUBSIDIARIES

                                                Consolidated Statement of Cash Flows

                                            Years ended December 31, 1999, 1998, and 1997


                                                                   1999                   1998                   1997
                                                                   ----                   ----                   ----

Cash flows from operating activities:
     Net income                                                 $  2,506,920              2,864,427              2,158,788
     Adjustments  to  reconcile  net income
          to net cash  provided  by  operating activities:
           Depreciation and amortization                           2,477,667              2,216,705              2,124,596
           Deferred income tax                                       127,000                161,000                 89,000
           Provision for doubtful accounts                           422,721                402,470                526,548
           Gain on disposal of equipment                                ----               (149,669)                  ----
           Changes in assets and liabilities, net of the
           effect of business acquired:
                 Accounts receivable                                (210,400)            (1,425,208)            (2,515,895)
                 Inventory                                        (1,857,906)              (472,933)               322,582
                 Prepaid expenses and other current assets           (46,677)                57,458                269,381
                 Accounts payable and accrued expenses             1,641,772                201,406               (731,561)
                 Income taxes payable                               (225,848)               306,025               (444,161)
                 Security deposits and other assets                 (302,272)              (470,413)                54,768
                                                                   ----------             ----------             ----------
                 Net cash provided by operating activities         4,532,977              3,691,268              1,854,046
                                                                   ----------             ----------             ----------

Cash flows from investing activities:
     Capital expenditures                                         (5,722,182)            (1,025,613)            (2,419,829)
     Purchase of net assets of business acquired                  (3,581,806)                18,211               (206,497)
     Proceeds from sale of equipment                                    ----                166,900                 55,200
                                                               --------------         --------------         --------------

                 Net cash used in investing activities            (9,303,988)              (840,502)            (2,571,126)
                                                                  ----------               --------             ----------

Cash flows from financing activities:
     Proceeds (repayments) of long-term debt                       6,356,356             (1,714,160)              (953,608)
     Principal proceeds from notes receivable                           ----                 40,406                 43,261
     Proceeds from capital lease obligations                            ----                745,549              2,524,917
     Principal payments of capital lease obligations              (1,485,857)            (1,875,302)              (847,938)
     Purchase of warrants                                               ----                (34,178)                  ----
     Purchase of treasury stock                                         (270)                (1,521)                (5,154)
                                                               --------------         --------------         --------------
     Expenses incurred in relation to the exchange offer                ----                   ----                (43,504)
                                                               --------------         --------------         --------------

     Net cash provided by (used in) financing activities           4,870,229             (2,839,206)                717,974
                                                               --------------         --------------         --------------

Net increase in cash                                                  99,218                 11,560                    894

Cash at beginning of year                                             43,313                 31,753                 30,859
                                                               --------------         --------------         --------------
Cash at end of year                                            $     142,531                 43,313                 31,753
                                                               ==============         ==============         ==============





                                    See accompanying notes to Consolidated Financial Statements.

                                                                F-5

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(1)      Summary of Significant Accounting Policies
         ------------------------------------------

          (a)   Description of Business
               -----------------------

          Disc Graphics, Inc. and subsidiaries (the "Company") operates in one business segment: printing and manufacturing of paperboard packaging. The Company's customers include music, home video, pharmaceutical and general consumer products companies. The Company's business has been moderately seasonal. This seasonality is primarily the result of the music and home video products which are sold between August and October for the holiday season.

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

          (d)  Cash Equivalents
               ----------------

          For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents in 1997, 1998 and 1999.

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



                                      -F6-

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                           December 31, 1999 and 1998

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

          (h)  Income Taxes
               ------------

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          (i)  Net Income Per Share
               --------------------

          Basic earnings per share are computed by dividing income available to common stockholders (which, for the Company, equals its net income) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if all securities exercisable or exchangeable for or convertible into shares of common stock that were outstanding during the period, such as stock options, warrants and convertible debentures, were exercised or converted into shares of common stock. The computation of weighted average shares outstanding used in the calculation of diluted earnings per share does not include shares of common stock that would be issuable upon the exercise of the Company's outstanding Class A Warrants or the conversion of the convertible debenture, because the exercise price of such warrants and the conversion rate of such debentures exceeded the market price of the Company's common stock during the relevant periods.




                                      -F7-

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                           December 31, 1999 and 1998


          (j)  Stock Option Plan
               -----------------

          The Company records compensation expense for employee stock options only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net earnings and pro forma earnings per share for employee stock option grants as if such method had been used to account for stock-based compensation cost.

          (k) Impairment of Long Lived Assets and Long Lived Assets to Be Disposed Of
               -----------------------------------------------------------------

          The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

          (l)  Comprehensive Income
               --------------------

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income and its components with the same prominence as other items in annual consolidated financial statements. The Company has no elements of other comprehensive income other than net income; therefore, comprehensive income equals reported net income.

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

          (n)  Reclassifications
               -----------------

          Reclassifications have been made to the prior years' presentation to conform with the current year's presentation.





                                      -F8-

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                           December 31, 1999 and 1998


(2)      Acquisitions

     (a) Contemporary Color Graphics, Inc.
         ---------------------------------

          On July 1, 1999, the Company acquired substantially all of the assets and certain liabilities of Contemporary Color Graphics, Inc., a New York based commercial printer ("CCG") for $3,500,000 in cash at closing, a promissory note in the amount of $1,000,000, a supplemental note in the amount of $1,000,000, convertible debentures in the amount of $600,000 and assumed debt of approximately $1,200,000, subject to adjustment. See Note 8 for further information regarding the notes, debentures and debt assumed. The Company paid the cash portion of the purchase price from borrowings under its revolving credit facility. The acquisition was accounted for using the purchase method of accounting and in accordance with generally accepted accounting principles.

          Purchase price (including transaction
              costs of $82,000, excluding
              assumed liabilities)                                  $ 6,182,000

          Net assets of business acquired, at cost      37,200
              Fair value adjustment of
              plant and equipment                     (114,500)
                                                      ---------
                                                                        (77,300)
                                                                        -------
                                                                      6,259,300
          Allocated to:
              Covenant not to compete                                 1,000,000
                                                                       ---------
              Excess of cost over fair value
                        of business acquired                       $  5,259,300
                                                                      =========















                                      -F9-

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                           December 31, 1999 and 1998


          The following unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) additional amortization expense due to goodwill (15 years) and the covenant not to compete (5 years) resulting from the CCG acquisition and (ii) increased interest expense due to cash borrowed under the Company's financing agreement for the payment of the purchase price, the repayment of CCG's notes payable and the note, supplemental note and convertible debenture issued by the Company. These unaudited pro forma results are not necessarily indicative of the results of operations which actually would have resulted had the purchase been effected on January 1, 1998, nor of future results of operations of the consolidated entities.

                                                 1999                    1998
                                                 ----                    ----
                                        (In thousands, except per share amounts)

          Net sales                         $  71,606                  66,350
          Net income                            2,307                   2,874
          Net income per share:
               Basic                              .42                     .52
               Diluted                            .42                     .52

     (b)  Benham
          ------

          On October 24, 1997, the Company acquired substantially all of the assets and certain liabilities of Benham Press, Inc., an Indiana based printing company ("Benham"), for approximately $87,000 in cash, the issuance of 10,499 shares of the Company's common stock and the assumption of certain liabilities associated with outstanding borrowing under a line of credit agreement and notes payable totaling approximately $2,637,000. The Company liquidated such liabilities with additional borrowings under the Company's line of credit. The Company recorded the value of the 10,499 shares of common stock at the estimated fair value of $37,500 at the date of acquisition. The results of operations of Benham have been included in the accompanying financial statements from the date of acquisition. The acquisition was accounted for using the purchase method of accounting.














                                      -F10-

                              DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                           December 31, 1999 and 1998


          The allocation of the purchase price of Benham was as follows:

               Purchase price:
                Cash                                                $    87,043
                Common stock                                             37,500
                Transaction costs                                       101,242
                                                                      ---------
                                                                        225,785

               Net deficit of business acquired (fair value of
                tangible assets and liabilities acquired
                approximated carrying value)                           (247,752)
                                                                       ---------
                                                                        473,537
               Allocated to:
                Covenant not to compete                                 100,000
                                                                       ---------
                Excess of cost over fair value of business
                  acquired                                          $   373,537
                                                                      =========

         The effect of Benham's operations to the consolidated financial statements for the year ended December 31, 1997 was not material and therefore pro forma financial information is not presented.

     (3) Supplemental Cash Flow Information
         -----------------------------------

         The following is supplemental information relating to the consolidated statements of cash flows:

                                      1999              1998             1997
                                      ----              ----             ----
     Cash paid during the year for:
      Interest                      $ 737,073         664,586          581,162

      Income taxes                $ 1,774,848       1,448,500        1,986,692


(4)      Covenants Not to Compete
         ------------------------

         In 1999, the Company obtained non-compete agreements from the former owners in connection with the CCG acquisition. The non-compete agreements were valued at $1,000,000. The non-compete agreements are being amortized over their term of five years using the straight-line method. Amortization of these covenants not to compete amounted to $100,000 for the year ended December 31, 1999.

         In 1997, the Company obtained a non-compete agreement in connection with the acquisition of Benham. The non-compete agreement was valued at $100,000. The non-compete agreement is being amortized over its term of five years using the straight-line method. Amortization of the covenant not to compete amounted to $20,000, $20,000 and $3,760 for the years ended December 31, 1999, 1998 and 1997, respectively.



                                      -F11

                              DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                           December 31, 1999 and 1998




(5)  Inventories
     -----------

     Inventories consist of the following:

                                               1999                1998
                                               ----                ----

         Raw materials                    $ 3,477,610           1,577,349
         Work-in-process                      700,981             659,552
         Finished goods                       249,783             142,726
                                           ------------        ----------

                                          $ 4,428,374           2,379,627
                                            =========           =========

(6)  Property,  Plant and Equipment
     ---------  -------------------

     Property, plant and equipment consist of the following:

                                               1999                1998
                                               ----                ----

         Land and building                $    550,000             550,000
         Machinery and equipment            21,249,849          15,145,272
         Furniture and fixtures              1,731,718           1,290,616
         Leasehold improvements              1,472,713           1,390,758
         Automobiles and trucks                222,328             217,565
                                          ------------        ------------
                                            25,226,608          18,594,211


         Less accumulated depreciation
               and amortization             10,652,215           8,596,468
                                            ------------         -----------

                                          $ 14,574,393           9,997,743
                                           ===========          ===========

         Depreciation and amortization expense of property, plant, and equipment amounted to $2,076,563, $2,078,554 and $2,020,999 for the years ended
         December 31, 1999, 1998, and 1997, respectively.











                                      -F12-

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                           December 31, 1999 and 1998



(7)  Accounts Payable and Accrued Liabilities
     ----------------------------------------

     Accrued liabilities at December 31, 1999 and 1998 consisted of the following:

                                                         1999            1998
                                                         ----            ----

     Accounts payable and accrued accounts payable    $ 4,275,144      2,373,626
     Accrued payroll and other employee benefits        2,582,444      1,610,996
     Accrued vacation                                     396,688        438,342
     Accrued commissions                                  643,773        549,049
     Accrued other                                        227,160        236,465
                                                       ----------      ---------

                                                      $ 8,125,209      5,208,478
                                                       ==========      =========

(8)  Long Term Debt
     --------------

     Long Term Debt is summarized as follows:
                                                          1999            1998
                                                          ----            ----

       Revolving line of credit (a)                  $  7,750,000        870,000
       Promissory note (b)                              1,000,000           ----
       Supplemental note (c)                            1,041,650           ----
       Convertible debenture (d)                          600,000           ----
       Secured equipment financing notes (e)              883,500           ----
       Mortgage payable (f)                               545,625        613,125
       Various secured equipment financing
                notes (g)                                  53,325        177,273
       6.36% Promissory note (h)                            ----          45,113
                                                      ------------       -------
                                                       11,874,100      1,705,511
       Less current maturities                            564,425        236,561
                                                    -------------       --------

                                                     $ 11,309,675      1,468,950
                                                       ==========    ===========











                                      -F13-

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                           December 31, 1999 and 1998



     (a) In February, 1997, the Company entered into a financing agreement with Key Bank, N.A., now known as the Dime Savings Bank of New York, FSB, as amended on December 1, 1998 (the "Credit Agreement"). The Credit Agreement provides the Company with the option to convert the outstanding balance at February 21, 2001 to a fixed term loan to be repaid over four years. The revolving credit portion of the Credit Agreement provides financing (as defined), not to exceed $10,000,000. The Credit Agreement bears interest at the lower of LIBOR plus 1.00% to 1.50%, based on the debt coverage ratio, or the bank's base rate. At December 31, 1999 the base rate was 8.50%. The Credit Agreement is secured by substantially all of the Company's unsecured assets. In addition, the Credit Agreement contains various covenants, including the maintenance of certain financial ratios, including consolidated net worth, working capital, debt service, and funded debt to EBITDA.

          At December 31, 1999, the Company was not in compliance with certain covenants of the Credit Agreement. On February 25, 2000, the Company renegotiated certain provisions of the Credit Agreement. The amended Credit Agreement allows for borrowing up to $15,000,000, and contains revised covenants which require the Company to satisfy certain performance criteria, net worth levels and debt service ratios. The amendment also waived the Company's noncompliance with the original covenants. At December 31, 1999, the Company was in compliance with the revised covenants.

     (b) In connection with the acquisition of CCG, the Company issued a $1,000,000 promissory note. Principal on the promissory note must be paid in three annual installments commencing on August 1, 2000. Interest at a rate of 8.33% per annum on the note is paid quarterly. The principal amounts of this note and the debentures referred to below are subject to downward adjustment if CCG does not meet certain minimum revenue levels. In the event such levels are not met and the principal amounts are reduced, goodwill will be adjusted accordingly.

     (c) In connection with the acquisition of CCG, the Company issued a $1,000,000 supplemental note. Principal on the supplemental note must be paid in two annual installments commencing on August 1, 2003. Interest at a rate of 8.33% per annum on the note must be paid on each principal payment date. Interest accrued on the supplemental note as of December 31, 1999 is $41,650.

     (d) In connection with the acquisition of CCG, the Company issued a $600,000 convertible debenture. The convertible debenture must be paid in three annual installments commencing on August 1, 2000. Interest at a rate of 8.33% per annum on the note is paid quarterly. The former shareholders of CCG have the right to convert the debentures into shares of the Company's common stock, not less than 30 days before any principal or interest payment date at a rate of one share for every $5.50 of principal or interest.


                                      -F14-

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                           December 31, 1999 and 1998

     (e) Secured equipment financing note payable to a bank, payable in monthly installments ranging from $9,700 in 1999 to $14,700 in 2006, plus interest. Interest is variable, calculated at a rate of 1.75% points below the bank's current index rate, which was 8.50% at December 31, 1999. The current interest rate for this note as of December 31, 1999 was 6.75%.

     (f) In connection with the acquisition of Benham, the Company secured a mortgage with a lending institution in the amount of $675,000 for the building and land acquired. The mortgage is payable over ten years, commencing March 1, 1998, at a fixed rate of 8.125%. This mortgage is secured by a first lien on the premises and an assignment of rents and leases on the premises.

     (g) Various secured equipment financing notes, which are payable in various monthly installment amounts aggregating $12,000 and $12,400, respectively, including interest at 8.2% maturing from October 1999 through September 2000 secured by equipment with an aggregate net book value of approximately $390,000 at December 31, 1999.

     (h)  In connection  with an  acquisition,  the Company  issued a promissory
          note  in  the  amount  of  $330,000  (principal  and  interest).   The
          promissory note was fully repaid in 1999.

          The aggregate maturities of long-term debt outstanding as of December 31 for each of the five years subsequent to 1999, including amounts outstanding under the Credit Agreement, are as follows: $564,425 in 2000; $839,500 in 2001; $2,388,022 in 2002; $2,548,260 in 2003;
          $2,772,335 in 2004; $2,761,558 thereafter.

(9)  Leases
     ------

          The Company is obligated under several capital leases for certain machinery and equipment that expire at various dates during the next six years. At December 31, 1999 and 1998, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:

                                                 1999                     1998
                                                 ----                     ----

          Machinery and equipment            $ 7,921,301               7,921,301
          Less accumulated amortization        2,824,867               2,051,589
                                              ----------              ----------
                                             $ 5,096,434               5,869,712
                                               =========               =========

         The Company occupies its premises pursuant to a lease with a related party expiring December 31, 2007, with a five year renewal option (see note 13). The lease provides for annual rentals, as defined, payable monthly, as well as payments for a share of maintenance, insurance, and real estate taxes. The Company is also obligated under various non-cancelable equipment leases.

         Rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was $1,178,058, $1,162,154, and $1,034,416,
         respectively.

                                      -F15-

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                           December 31, 1999 and 1998


         Future minimum lease payments under non-cancelable operating leases (with initial remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 1999 are:
                                                Capital                Operating
                                                Leases                  Leases
          Year ending December 31:
                 2000                      $  1,542,991              $  910,586
                 2001                         1,122,786                 605,657
                 2002                           781,570                 474,776
                 2003                           350,100                 391,461
                 2004                           350,100                 349,797
                 2005 and thereafter            262,575                 696,000
                                             ----------               ----------
           Total minimum lease payments       4,410,122               3,428,277

           Less amount representing
            interest (at rates ranging
            from 5.9% to 10.5%)                 517,783
                                             -----------

           Net principal portion              3,892,339
           Less portion due within one year   1,287,753
                                             ----------

            Long-term portion               $ 2,604,586
                                             ==========

          Liabilities under certain capital leases are personally guaranteed by the President and two Vice-Presidents of the Company.

          In 1998, the Company traded in a printing press, which was previously financed by an equipment note through GE Capital Public Finance ("GECPF"), for a new press. The carrying value of the old press, approximately $1,489,000, approximated the related obligation, and accordingly no gain or loss was recognized. In connection with the transaction, the Company entered into a seven year capital lease arrangement with the Suffolk County Industrial Development Association ("SCIDA") and GECPF. The lease contains certain provisions limiting the Company's capital expenditures in Suffolk County and certain debt covenants consistent with those contained in the Company's revolving credit agreement with Key Bank, NA. The initial carrying value of the new press and the net present value of the related capital lease obligation was $2,003,657. On February 29, 2000, the Company refinanced the lease with GECPF by entering into a seven year promissory note arrangement that does not contain the same capital expenditure provisions, or debt covenants, as the SCIDA lease.

          In 1998, the Company also converted three of its capital lease obligations with variable rates to fixed rates through an interest rate swap agreement with an affiliate of the lessor. The present value of these three leases as of December 31, 1999, was $1,466,885.


                                      -F16-

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                           December 31, 1999 and 1998


(10)     Stockholders' Equity
         --------------------

         (a)      Stock Options
                  -------------

                  Pursuant to the Company's 1995 Incentive Stock Option Plan (the "Plan"), an aggregate of 500,000 shares of the Company's Common Stock are reserved for issuance upon the exercise of options granted pursuant to the Plan. Officers, key employees, directors and certain consultants and advisors to the Company are eligible to participate in the Plan. The Plan may issue incentive stock options and nonqualified stock options. Options are granted at the market price on the date of grant and expire in five or ten years. The duration of any option granted under this Plan must be fixed by the Incentive Stock Option Committee in its sole discretion and no option may be exercised until at least six months after the date of grant. At December 31, 1999, there were 195,476 additional shares available for grant under the Plan.

         Changes in options outstanding are as follows:


                                                                Weighted-average
                                               Shares             exercise price

         Outstanding December 31, 1996        123,500                  $ 3.51
         Granted                               52,000                    4.66
                                             --------

         Outstanding December 31, 1997        175,500                    3.85
         Granted                              110,145                    4.06
                                              -------

         Outstanding December 31, 1998        285,645                    3.93
         Granted                               18,879                    4.50
                                             --------

         Outstanding December 31, 1999        304,524                    3.97
                                              =======

         Exercisable at December 31, 1999     190,645                  $ 3.91
                                              =======                   =====

The weighted average remaining life of options outstanding as of December 31, 1999, was 6.42 years.








                                      -F17-

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                           December 31, 1999 and 1998

     The assumptions used in determining the weighted average fair value of options granted are as follows:

                                                  1999         1998        1997
                                                  ----         ----        ----

     Weighted average fair value                $ 3.06         2.91         2.61
     Divided yield                               ----          ----         ----
     Risk free interest rate                     4.70%        5.73%        5.99%
     Stock volatility                              56%          59%          63%
     Expected option life                        10.00         9.77         5.19

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                      1999             1998              1997
                                      ----             ----              ----
        Net income:
           As reported            $ 2,506,920      2,864,427           2,158,788
           Pro forma              $ 2,395,469      2,744,554           2,116,869

        Net income per share:
           As reported: basic
               and diluted               $.45            .52                 .40
           Pro forma: basic
               and diluted               $.43            .50                 .39

         (b)      Warrants
                  --------

                  The Company issued 1,242,105 Class A Warrants in connection with its predecessor's initial public offering ("IPO"). These warrants expired on November 9, 1999. The warrants were separable and tradable and each warrant entitled the holder to purchase one share of the Company's Common Stock at $5.50 per share. The warrants were redeemable, at the Company's option, at a price of $.05 per warrant provided the closing bid price per share equaled or exceeded $9.50 for the 20 trading days within a period of 30 consecutive trading days prior to the notice of redemption.

                  In 1997, the Company made an exchange offer to holders of the warrants. Under the terms of the offer, each warrant holder was entitled to one share of the Company's Common Stock for approximately every 8.5 warrants exchanged. The exchange offer expired in August 1997. During the exchange period, 435,595 warrants were exchanged for 51,239 shares of Common Stock. In 1998, third parties exchanged 922,300 Class A Warrants for 108,505 shares of Common Stock, at a ratio similar to the 1997 exchange offer. During 1998, 100,000 Class A Warrants were repurchased for $34,178.



                                      -F18-

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                           December 31, 1999 and 1998





                  In connection with its predecessor's IPO, warrants to purchase 135,000 units were issued to the underwriter ("Underwriters' Warrants"). The Underwriters' Warrants were exercisable at a price of $9.00 per unit, with each unit consisting of one share of the Company's Common Stock and two Class A Warrants ("Units"). The Underwriter's Warrants expired on November 9, 1999.

                  In connection with the Company's merger with its predecessor, warrants to purchase 1,000,000 shares of Common Stock were issued at exercise prices ranging from $7.00 to $10.00. These warrants expire on November 9, 2002.

(11)     Notes Receivable-Stockholders
         -----------------------------

         In December 1991, two Vice Presidents of the Company were advanced $536,360 each in exchange for notes receivable. These notes were unsecured and provided for interest at 9%. The balance of the notes from the two Vice Presidents was repaid during 1997.

(12)     Income Taxes
         ------------

         The provision for (benefit of) income taxes for the years ended December 31, 1999, 1998 and 1997 consists of the following:




                                        1999              1998             1997
                                        ----              ----             ----
         Current
           Federal                   $ 1,268,000      1,484,000       1,204,000
           State                         281,000        256,000         324,000
                                      ----------     ----------      ----------

                                       1,549,000      1,740,000       1,528,000

         Deferred:
           Federal                        82,000        200,000         (79,000)
           State                          45,000        (39,000)        (10,000)
                                     -----------    ------------      ----------

                                         127,000        161,000         (89,000)
                                      ----------    -----------       ----------

                                     $ 1,676,000      1,901,000       1,439,000
                                       =========     ==========       =========

         The provision for income taxes for the years ended December 31, 1999, 1998, and 1997 differed from the amounts computed by applying the Federal income tax rate of 34% primarily as a result of state and local income taxes, net of Federal income tax benefits.





                                      -F19-

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                           December 31, 1999 and 1998


The tax effects of temporary differences that give rise to a significant portion of the net deferred tax liability at December 31, 1999 and 1998 are as follows:

                                                           1999          1998
                                                           ----          ----
     Deferred tax assets:
          Inventory valuation                         $   45,000         44,000
          Allowance for doubtful accounts                470,000        387,000
          Uniform cost capitalization for inventory       67,000         40,000
          Accrued vacation                               133,000        143,000
          Accrued salaries and commissions                57,000         68,000
          Sales return allowance                          48,000         30,000
          Investment tax credit carryforwards            613,000        457,000
                                                       ----------    ----------
              Total deferred tax assets                1,433,000      1,169,000

              Less valuation allowance                  (341,000)      (206,000)
                                                       ---------       ---------
              Net deferred tax assets                  1,092,000        963,000

     Deferred tax liability:
              Accelerated depreciation
                    for tax purposes                  (1,579,000)    (1,323,000)
                                                      -----------    -----------

                    Net deferred tax liability     $    (487,000)      (360,000)
                                                     ============    ===========


         The valuation allowance for deferred tax assets as of December 31, 1999 and 1998 was $341,000 and $206,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1999 was an increase of $135,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1999.

         At December 31, 1999, the Company has available New York State investment tax credit carryforwards aggregating approximately $908,000 expiring through 2014.






                                      -F20-

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                           December 31, 1999 and 1998

(13)     Related Party Transactions
         --------------------------

         The Company leases one of its operating facilities from an entity which is owned by several officers, directors and stockholders of the Company. The lease is for a fifteen year term expiring in 2007 and requires minimum annual rental payments of $348,000. Rentals paid to the entity were $348,000 in each of the years ended December 31, 1999, 1998 and 1997, and a security deposit of $115,000 paid on the lease is included in security deposits and other assets at December 31, 1999.

(14)     Commitments and Contingencies
         -----------------------------

         In 1992, the Company entered into consulting agreements, as amended, to provide three of its shareholders a minimum annual consulting fee of $37,333 through August 31, 2001. The aggregate expense under these agreements was $111,999 in each of the years ended December 31, 1999, 1998 and 1997.

(15)     Benefit Plans
         -------------

         The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All employees are eligible for voluntary participation upon completing three consecutive months of service. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company matches the participants' contributions up to a maximum of 2% of compensation. The costs related to the plan approximated $224,000, $116,000, and $124,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(16)     Fair Value of Financial Instruments
         -----------------------------------

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of all financial instruments classified as current assets or current liabilities are deemed to approximate fair value because of the short maturity of these investments. In the opinion of management, the fair values of long-term debt and capital leases are not materially different from their carrying values based on the related interest rates compared to rates currently available to the Company.

(17)     Business and Credit Concentrations
         ----------------------------------

         Most of the Company's customers are located in the United States. No one customer accounted for more than 10% of the Company's sales for 1999, 1998, and 1997. At December 31, 1999 and 1998, two customers (aggregating 19%) and four customers (aggregating 35%) each accounted for more than 5% of the net accounts receivable balance, respectively.



                                      -F21-

                               DISC GRAPHICS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

                           December 31, 1999 and 1998

         The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns.

(18)     Unaudited Quarterly Financial Information

         The following is a summary of unaudited quarterly operating results for fiscal 1999 and 1998 (in thousands, except per share amounts):


                                                     1999
                                                     ----

                                     First    Second       Third       Fourth
                                   Quarter    Quarter     Quarter      Quarter
                                   -------    -------     -------      -------

          Net sales              $  14,895    14,708       18,972       19,413
          Gross profit               3,424     4,091        4,903        4,872
          Net income                   301       700          748          758
          Net income per share:
              Basic and diluted        .05       .13          .14          .14
                                       ===       ===          ===          ===

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
                                      ===        ===          ===          ===

     Net income per share calculations for each of the quarters are based on weighted average numbers of share outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's earnings per share.





                                      -F22-

                                                         DISC GRAPHICS, INC.

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





               Col. A                                 Col. B           Col. C          Col. D         Col. E         Col. F

                                                   Balance at        Charged to                                       Balance at
                                                    Beginning         Cost and                                          End of
                Classification                      of Period          Expense       Deduction(1)      Other          Period
-----------------------------------------------  ---------------  ----------------- ----------------  ------------  ---------------

For the year ended December 31, 1997:
        Allowance for doubtful accounts          $  844,000         $527,000       $(229,000)         $20,000(2)     $1,162,000

For the year ended December 31, 1998:
        Allowance for doubtful accounts          $1,162,000         $403,000       $(233,000)                        $1,332,000

For the year ended December 31, 1999:
        Allowance for doubtful accounts          $1,332,000         $423,000       $(337,000)                        $1,418,000













(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

(2)       Allowance for doubtful accounts of acquired business.

                                      -F23-

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

           Not applicable.

                                    PART III

         In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference to the Registrant's definitive Proxy Statement pursuant to Regulation 14A for the Registrant's 2000 Annual Meeting of Stockholders. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report.


                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)               Documents filed with this Report:

          (1) Financial Statements. (See Item 8 above.) Disc Graphics, Inc. Consolidated Financial Statements for each of the three years in the three-year period ended December 31, 1999.

          (2) Financial Statement Schedules. (See Item 8 above.) Schedule II - Valuation and Qualifying Accounts

          (3)       Exhibits:  See  Exhibit  Index  included  elsewhere  in this
                    Report.

                    (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

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

   3.1 Restated Certificate of Incorporation of the Registrant (filed as Exhibit 4.a to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto*).

   3.2              Amended and  Restated  By-Laws of the  Registrant  (filed as
                    Exhibit 3.2 to Form 8-A, filed June 21, 1996*).

   4.1 Redeemable Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, as warrant agent, including the form of Certificates representing the Class A Warrants (filed as Exhibit 4.3 to the Form S-1 Registration Statement, declared effective November 9, 1993 [File No. 33-62980]*).

   4.2 Form of Merger Warrants, with Schedule indicating particular terms of each of 60 individual warrants (filed as Exhibit 4.f to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto*).

   4.3 1995 Incentive Stock Option Plan (filed as Exhibit 4.5 to the Form S-4 Registration Statement, Amendment No. 1 dated August 31, 1995 [File No. 33-94068]*).

   4.4 Agreement dated as of October 27, 1995 between certain stockholders of the Registrant and certain stockholders of Old Disc, a New York corporation (filed as Exhibit 4.h to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto*).

   4.5 Form of certificate evidencing shares of Common Stock (filed as an Exhibit to the Registration Statement on Form S-1, File No. 33-62980 declared effective on November 9, 1993*).

   4.6              Option to  purchase  50,000  shares in favor of  Jeffrey  J.
                    Bowe, dated October 24, 1997 (filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1997*).

   4.7 Convertible Debenture due July 1, 2002, issued by the Registrant to CCG on July 1, 1999, in the principal amount of $600,000 (filed as Exhibit 4.1 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).

    9.1 Voting and Registration Rights Agreement dated October 30, 1995 among the Registrant and its shareholders listed in
                    Exhibit 1 thereto (filed as Exhibit 4.b to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No.1 thereto*).

    10.1 Security Agreement dated February 26, 1997 between the Registrant and KeyBank National Association (filed as
                    Exhibit 10.a to Registrant's Form 10-K for the fiscal year ended December 31, 1996*).

    10.2 Asset Purchase Agreement dated as of May 17, 1996, by and among Registrant, Pointille, Inc. and the shareholders of Pointille (filed as Exhibit 2 to the Current Report on Form 8-K dated May 18, 1996*).


   10.3 Form of Indemnification Agreement between RCL and the directors and officers of the Registrant (filed as an Exhibit to the Registration Statement on Form S-1, File No. 33-62980, declared effective on November 9, 1993*).

   10.4 Management Agreement between RCL and RCL Capital Partners, Inc., formerly RCL Management Corp., dated October 1, 1992 (filed as an Exhibit to the Registration Statement on Form S-1, File No. 33-62980, declared effective on November 9, 1993*).

   10.5 Agreement of Lease, dated as of December 1, 1992 between Registrant and Horizon Equity Partners, LP (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995*).

   10.6 Agreement of Lease, dated as of September 15, 1993 between Registrant and Everis Realty Corp. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995*).

   10.7 Agreement of Lease, dated as of June 14, 1995 between Disc Graphics Label Group, Inc. and Kertzner Associates, Ltd. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068, declared effective on October 30, 1995*).

   10.8 Form of Employment Agreement, dated June 28, 1995, between Registrant and Donald Sinkin (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995*).

   10.9 Form of Employment Agreement, dated June 28, 1995, between Registrant and John A. Rebecchi (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995*).

   10.10 Form of Employment Agreement, dated June 28, 1995, between Registrant and Stephen Frey (filed as Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective October 30, 1995*).

   10.11 Asset Purchase Agreement between Registrant and Benham Press, Inc. dated as of September 19, 1997 (filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1997*).

   10.12 Employment Agreement between Registrant and Jeffrey J. Bowe dated as of October 24, 1997 (filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1997*).

   10.13 $675,000 Mortgage and Security Agreement between Registrant and KeyBank National Association dated January 16, 1998 (filed as Exhibit 10.m to the Registrant's Form 10-K for the fiscal year ended December 31, 1997*).

   10.14 Amended and Restated Credit Agreement dated December 1, 1998 between the Registrant and KeyBank National Association (filed as Exhibit 10.n to the Registrant's Form 10-K for the fiscal year ended December 31, 1998*).

   10.15 Borrower's Confirmation of Security Agreement dated December 1, 1998 between the Registrant and KeyBank National Association (filed as Exhibit 10.o to the Registrant's Form 10-K for the fiscal year ended December 31, 1998*).

   10.16 Assignment and Assumption, dated as of January 1, 2000 by and among Allied Digital Technologies Corp., Registrant and Lee Halpern and Larry Halpern.**

   10.17 Second Amendment to Commercial Lease, dated February 16, 2000 between Registrant and the William S. Pine and Lisa Pine Trust u/d/t January 21, 1982.**

   10.18 Lease Extension and Expansion Agreement, dated February 17, 2000 between Registrant and Kerzner Associates Limited.**

   10.19 Sublease, dated as of January 1, 2000 between Registrant and Banco Union, New York Agency.**

   10.20            Amendment   No.  2  to  the  Amended  and  Restated   Credit
                    Agreement, dated December 1, 1998, between the Registrant and The Dime Savings Bank of New York, FSB f/k/a KeyBank National Association.**

   10.21 Borrower's Confirmation of Security Agreement dated February 25, 2000, between the Registrant and The Dime Savings Bank of New York, FSB, f/k/a KeyBank National Association.**

   21.1             Subsidiaries of the Company.**

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


                                       DISC GRAPHICS, INC



March 6, 2000                          By: /s/ Donald Sinkin
                                       ---------------------
                                       Donald Sinkin, Chairman of
                                       the Board, Chief Executive
                                       Officer and President
                                       (Principal Executive Officer)


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                    Title                                  Date
---------                    -----                                  ----



/s/ Donald Sinkin
-----------------
Donald Sinkin                Chairman of the Board, Chief         March 3, 2000
                             Executive Officer and President
                             (Principal Executive Officer)

/s/ Stephen Frey
----------------
Stephen Frey                 Senior or Vice President of          March 3, 2000
                             Operations, Secretary and Director
                             (Principal Operating Officer)

/s/ Margaret Krumholz
---------------------
Margaret Krumholz            Chief Financial Officer and Senior   March 3, 2000
                             Vice President of Finance
                             (Financial Officer and Principal
                             Accounting Officer)

/s/ John Rebecci
----------------
John Rebecchi                Senior Vice President of Sales and   March 3, 2000
                             Marketing and Director


/s/ Frank A. Bress
------------------
Frank A. Bress               Vice President for Legal Affairs     March 3, 2000
                             and General Counsel


/s/ Daniel Levinson
-------------------
Daniel Levinson              Director                             March 6, 2000


/s/ Seymour W. Zises
--------------------
Seymour W. Zises             Director                             March 6, 2000



/s/ Mark L. Friedman
--------------------
Mark L. Friedman             Director                             March 6, 2000