Form 10-K/A
period 1999-12-31
DISC GRAPHICS INC /DE/
filed 2000-05-01
CIK 904541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   Form 10-K/A


                               Amendment No. 1 to
                  Annual Report pursuant to Section 13 or 15(d)
                      of the Securities Exchange At of 1934

                   For the Fiscal Year Ended December 31, 1999
           ----------------------------------------------------------

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

         Yes [ X ]         No [   ]


       Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [ ]

         At March 1, 2000, the aggregate market value of the voting and non-voting stock held by non-affiliates of Registrant was approximately $11.2 million, based on the closing price of the Common Stock on the Nasdaq Stock Market on that date.

         At March 1, 2000, the Registrant had outstanding 5,518,352 shares of Common Stock, $.01 par value per share.

This Amendment is being filed to include the information required by Part III of Form 10-K. The Registrant excluded the information required by Part III of Form 10-K because the Registrant intended to incorporate that information by reference to its proxy statement to be filed in connection with the 2000 Annual Meeting of its stockholders. However, the Registrant does not expect to file its definitive proxy statement within the required 120 days of the end of its fiscal year end, and therefore its required to file this Amendment.

PART III.

ITEM 10. Directors and Executive Officers of the Registrant.


The executives officers and directors of the Company are as follows:

Name of               Age      Principal Occupation                     Director
Director                                                                 Since

Donald Sinkin(1)(4)   52      Donald  Sinkin has been Chairman of         1986
                              the  Board,   President  and  Chief
                              Executive   1986   Officer  of  the
                              Company since 1986.  Mr. Sinkin was
                              elected at the 1998 Annual  Meeting
                              of  Stockholders  for a  three-year
                              term that  will  expire at the 2001
                              Annual Meeting. He also serves as a
                              director  and  the   President  and
                              Chief  Executive  Officer  of  Disc
                              Graphics Label Group, Inc. and Four
                              Seasons   Litho,   Inc.  and  is  a
                              director  and  the   President  and
                              Chief Executive Officer of Cosmetic
                              Sampling  Technologies,  Inc. These
                              entities  are  subsidiaries  of the
                              Company.   Mr.  Sinkin  joined  the
                              Company as Pre-Press  Supervisor in
                              1977 and  became  Plant  Manager in
                              1982. Prior to joining the Company,
                              he helped found and manage  Rutgers
                              Packaging,  a  division  of  Queens
                              Group, Inc. d/b/a Queens Litho. Mr.
                              Sinkin  also  serves as a  director
                              and  the   President   of   Horizon
                              Equities,    Inc.,   a   New   York
                              corporation   controlled   by   him
                              ("Horizon  Equities"),  and  is the
                              managing  member of  Spring  Hollow
                              Holding,  LLC,  a New York  limited
                              liability company.

Stephen Frey(1)       46      Stephen  Frey has  been the  Senior         1986
                              Vice President of Operations of the
                              1986 Company since August 1998, the
                              Secretary  of the  Company  and Old
                              Disc since 1988,  and a director of
                              the  Company  and  Old  Disc  since
                              1986.  Mr.  Frey was elected at the
                              1997    Annual    Meeting   for   a
                              three-year term that expires at the
                              2000 Annual  Meeting.  Between 1986
                              and August  1998,  Mr. Frey was the
                              Vice President of Operations of the
                              Company and Old Disc. Mr. Frey also
                              serves   as   a   director,    Vice
                              President  and  Secretary  of  Disc
                              Graphics   Label  Group,   Inc.,  a
                              director and the Vice President and
                              Secretary  of Four  Seasons  Litho,
                              Inc.,  and a director  and the Vice
                              President of Operations of Cosmetic
                              Sampling  Technologies,  Inc., each
                              of   which   is   a    wholly-owned
                              subsidiary of the Company. Mr. Frey
                              joined the Company in its Pre-Press
                              Department  in  1978,   became  the
                              Supervisor  of that  department  in
                              1983,    and     established    the
                              Production and Planning  Department
                              in 1985.  Mr.  Frey served as Chief
                              Operating   Officer  from  1991  to
                              1995. Prior to joining the Company,

                              Mr.  Frey held  various  management
                              positions    with   Kordet    Color
                              Corporation and Terrace Litho.  Mr.
                              Frey  also  serves  on the Board of
                              Directors  of  the  Association  of
                              Graphic   Communication,   a  trade
                              organization, and is a director and
                              the  Secretary of Horizon  Equities
                              and the managing  member of Stephen
                              Ashley,  LLC,  a New  York  limited
                              liability company.

John Rebecchi(2)      45      John  Rebecchi  has been the Senior         1995
                              Vice   President   of   Sales   and
                              Marketing of 1995 the Company since
                              August  1998 and a  director  since
                              October  1995.  Mr.   Rebecchi  was
                              elected at the 1997 Annual  Meeting
                              for a three-year  term that expires
                              at the 2000 Annual Meeting. Between
                              October 1995 and August  1998,  Mr.
                              Rebecchi  was  the  Company's  Vice
                              President of Sales. Between October
                              1995  and  January  1996,  he  also
                              served  as  the   Company's   Chief
                              Financial Officer. Between 1988 and
                              October 1995, Mr. Rebecchi was Vice
                              President  of  Marketing  and Chief
                              Financial  Officer of Old Disc.  He
                              also serves as Vice President and a
                              director  of  Disc  Graphics  Label
                              Group,  Inc.;  Vice President and a
                              director  of  Four  Seasons  Litho,
                              Inc.;  and Vice  President of Sales
                              and a director of Cosmetic Sampling
                              Technologies,  Inc.,  each of which
                              is a wholly-owned subsidiary of the
                              Company.  Mr.  Rebecchi  joined Old
                              Disc in its  accounting  department
                              and in 1983  became the  Controller
                              of Old Disc.  He took a brief leave
                              of absence  between  1985 and 1988,
                              when he rejoined Old Disc.  He also
                              serves as a  director  and the Vice
                              President  and Treasurer of Horizon
                              Equities,  the  managing  member of
                              Tin Box  Holding,  LLC,  a New York
                              limited  liability  company,  and a
                              director and the President of 92-37
                              Metro Corp., a New York corporation
                              formed for the purpose of acquiring
                              real estate.

Daniel A.
Levinson(2)(3)(4)     39      Daniel  A.   Levinson  has  been  a         1991
                              director  of the  Company  and  RCL
                              since   October   1991  1991.   Mr.
                              Levinson  was  elected  at the 1998
                              Annual Meeting of Stockholders  for
                              a three-year  term that will expire
                              at the 2001 Annual  Meeting.  He is
                              also  a  director  of  two  of  the
                              Company's    subsidiaries,     Disc
                              Graphics  Label  Group,   Inc.  and
                              Cosmetic   Sampling   Technologies,
                              Inc. In 1998, Mr. Levinson  founded
                              Colt   Capital   Group,   a   niche
                              provider  of  investment   capital,
                              resources  and support to small and
                              mid-size growing companies. Between
                              1988 and 1998,  Mr.  Levinson was a
                              group  executive of Holding Capital
                              Management  Corp., a stockholder of
                              the Company  engaging in activities
                              similar  to those  of Colt  Capital
                              Group.  See "Security  Ownership of
                              Certain   Beneficial   Owners   and
                              Management," below.

Seymour W. Zises(1)(4)  47    Seymour   W.   Zises   has  been  a         1992
                              director  of  the   Company   since
                              August  1992,  and  1992 was a Vice
                              President and Treasurer from August
                              1992 until October 1995.  Mr. Zises
                              was  elected  at  the  1999  Annual
                              Meeting  of   Stockholders   for  a
                              three-year term that will expire at
                              the  2002  Annual  Meeting.  He  is
                              currently   President   and   Chief
                              Executive    Officer    of   Family
                              Management      Corporation,      a
                              registered investment advisory firm
                              in  New   York   City,   which   he
                              established in 1989.  Additionally,
                              Mr.  Zises  is  the  President  and
                              Chief  Executive  Officer of Family
                              Management   Securities,   LLC,   a
                              registered broker-dealer.


Mark L. Friedman(2)(3) 52     Mark  L.   Friedman   has   been  a         1996
                              director of the Company since April
                              1996 and 1996 was a Vice President,
                              Secretary  and director of RCL from
                              August 1992 until October 1995. Mr.
                              Friedman  was  elected  at the 1999
                              Annual Meeting of Stockholders  for
                              a three-year  term that will expire
                              at the 2002 Annual Meeting.  He has
                              been a Senior Managing  Director of
                              Millennium  Capital Group, Ltd., an
                              investment  and  merchant   banking
                              firm,   since  April   1999.   From
                              February  1995 to April 1999 he was
                              counsel  to the  law  firm  of Baer
                              Marks &  Upham  LLP.  From  January
                              1993  through  January  1995 he was
                              counsel   to  the   law   firm   of
                              Proskauer   Rose  LLP.   From  1982
                              through   January   1993   he   was
                              (individually    or    through    a
                              professional corporation) a partner
                              of the law  firm  of Shea &  Gould.
                              From  July 1996 to July  1997,  Mr.
                              Friedman    served   as   corporate
                              secretary  of  a  private   company
                              which   in   July   1997   filed  a
                              voluntary petition under Chapter 11
                              of  the  United  States  Bankruptcy
                              Code.

Margaret M. Krumholz  40      Margaret M. Krumholz is Senior Vice
                              President   of  Finance  and  Chief
                              Financial  Officer of the  Company.
                              Ms.  Krumholz  joined Disc Graphics
                              in 1994 and  served  as  Controller
                              until  1996  when  she was  elected
                              Chief  Financial  Officer.  She was
                              elected  Senior Vice  President  of
                              Finance  in August  1998.  Prior to
                              joining the Company,  Ms.  Krumholz
                              held    various    financial    and
                              accounting   positions,   including
                              Corporate   Finance   Manager   for
                              General Foods Baking  Company,  and
                              received her C.P.A.  while employed
                              with PricewaterhouseCoopers, LLP.

Frank A. Bress        52      Frank A.  Bress  is Vice  President
                              for   Legal   Affairs   and   Human
                              Resource Policy and General Counsel
                              of the  Company.  Mr.  Bress joined
                              the  Company  in  January  1988  as
                              General  Counsel,  and was  elected
                              Vice President for Legal Affairs in
                              August 1998 and Vice  President for
                              Human  Resource  Policy in  October
                              1998.   Prior  to   jointing   Disc
                              Graphics,   Mr.   Bress  served  as
                              principal  outside  counsel  to the
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

----------------------------
(1) Member of Executive Committee
(2) Member of Audit Committee
(3) Member of Incentive Stock Option Committee
(4) Member of Compensation Committee


Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors, and certain stockholders owning more than 10% of any class of the Company's equity securities ("10% Stockholders") to file reports with the SEC indicating their ownership of securities of the Company and any changes in such ownership. Executive officers, directors and 10% Stockholders are required to provide copies of these reports to the Company. Based on a review of copies of all such reports filed with respect to fiscal 1999 and furnished to the Company, as well as certain written representations provided to the Company by executive officers, directors and certain 10% Stockholders, all such reports required to be filed with respect to fiscal 1999 have been filed in a timely manner, except that a transaction made by Seymour Zises, a director of the Company, was reported in a Form 5 filed with the SEC on March 17, 2000.

ITEM 11. Executive Compensation

          The following table summarizes the compensation earned by or paid to the Company's Chief Executive Officer and the other four most highly compensated executive officers during 1999 who were officers as of December 31, 1999 (collectively, the "Named Executives") for their services to the Company and its subsidiaries during fiscal 1997, 1998 and 1999.

                           Summary Compensation Table

                                                                           Long-Term Compensation

                                                                   ----------------------------------------------------

                                      Annual Compensation                   Awards              Payouts
                                      -------------------                   ------              -------
                                                       Other                                    Long Term
                                                      Annual                  Securities      Incentive    All Other
                                                      Compen    Restricted   Underlying       Plan         Compensa-
Name and                                    Bonus     sation      Stock       Options/        Payouts($)   sation
Principal Position     Year   Salary ($)    ($)(1)     ($)        Awards       SARs(#)                      ($)(2)
------------------     ----   ----------    ------     ---        ------       -------                      ------


Donald Sinkin,         1999      $289,400    $115,760    0        0            0                 $0         $26,090
Chairman President     1998       275,625     137,813    0        0            0                  0          27,262
and Chief Executive    1997       262,500     157,500    0        0            0                  0          21,123
Officer

Stephen Frey,          1999       185,220      74,088    0        0            0                  0           7,669
  Senior Vice          1998       176,400      88,200    0        0            0                  0           9,820
  President of         1997       168,000     143,425    0        0            0                  0           6,291
  Operations

John Rebecchi,         1999       185,220      74,088    0        0            0                  0          15,563
  Senior Vice          1998       176,400      88,200    0        0            0                  0          12,499
  President of         1997       168,000     145,832    0        0            0                  0           8,937
  Sales and
  Marketing

Margaret Krumholz,     1999       171,150      68,460    0     25,000        25,000               0         15,461
  Senior Vice          1998       163,000      81,500    0     25,000        25,000               0         12,200
  President of         1997       131,291      59,062    0        0            0                  0          1,273
  Finance and
  Chief Financial
  Officer

Frank A. Bress,        1999       157,500      11,100    0     10,000        11,100               0         13,103
  Vice President       1998       150,000      13,500    0      5,000          0                  0          8,153
  for Legal Affairs    1997             0           0    0        0            0                  0              0
  and Human
  Resources Policy
  and General
  Counsel

--------------------------

(1) For Messrs. Sinkin, Frey and Rebecchi, the total bonus amounts shown in this column were payable under the employment agreements described below under "Employment Contracts and Termination of Employment and Change of Control Arrangements."

(2) For fiscal 1999, All Other Compensation includes: (a) $20,805, $5,000, $8,572 and $3,960 of premiums paid by the Company for certain life and disability insurance policies for Messrs. Sinkin, Frey, Rebecchi, and Ms. Krumholz respectively; (b) Company contributions under the Company's 401(k) Retirement Plan of $3,005, $1,384, $2,021 and 2,501
          to Messrs. Sinkin, Frey, Rebecchi and Ms. Krumholz respectively; and $2,003 to Mr. Bress; and (c) miscellaneous car allowances for each named executive.

Option/SAR Grants

         The following table describes the options to purchase shares of Common Stock granted to the Named Executives during fiscal 1999 and the potential value of such options at the end of their terms, assuming certain levels of stock price appreciation.

                        Option/SAR Grants in Fiscal 1999

                                                      Potential Realizable Value
                                                       at Assumed Annual Rates
                                                     of Stock Price Appreciation
                            Individual Grants          for Option Term (1)(2)
                            -----------------          ----------------------

                                  % of Total
                                    Options/
                 Number of          SARs
                 Securities         Granted to
                 Underlying         Employees    Exercise or
                 Options/ SARs      in Fiscal    Base Price     Expiration
Name             Granted (#)        Year (3)     ($/share)         Date       5%($)     10%($)
----             -----------        --------     ---------         ----       -----     ------



Donald Sinkin       0                 n/a           n/a            n/a         n/a       n/a

Stephen Frey        0                 n/a           n/a            n/a         n/a       n/a

John Rebecchi       0                 n/a           n/a            n/a         n/a       n/a

Margaret M.         0                 n/a           n/a            n/a         n/a       n/a
 Krumholz

Frank A. Bress    1,000               5.3%       $4.438          1/1/09    $  7,230   $ 11,510

------------------------

(1) All options are either incentive or non-qualified stock options granted under the Company's 1995 Incentive Stock Option Plan. All options were granted with an exercise price greater than or equal to the fair market value on the date of grant.

(2) Potential realizable values reflect the difference between the option exercise price on the date of grant and the fair market value of the Company's Common Stock at the end of the option term, assuming 5% and 10% compounded annual appreciation of the stock price from the date of grant until the expiration of the option. The 5% and 10% appreciation rates are assumed pursuant to rules promulgated by the SEC and do not reflect actual historical or projected rates of appreciation of the Common Stock. Assuming such appreciation, on January 1, 2009 the per share value would be $7.23 at 5% or $11.51 at 10% (based on a fair market value of $4.438 on January 1, 2009, which was the grant date for the option listed in the table above). The foregoing values do not reflect appreciation actually realized by the Named Executives. See "Option/SAR Exercises and Values," below.


(3) For purposes of calculating these percentages, the total number of options granted to all employees in fiscal 1999 was 18,879.

                         Option/SAR Exercises and Values

          The following table provides certain information concerning the exercise of stock options during 1999 and the value of unexercised options to purchase shares of Common Stock held by the Named Executives as of December 31, 1999.

               Aggregated Option/SAR Exercises in Fiscal 1999 and
                        Fiscal Year End Option/SAR Values




                                                 Number of                       Value of
                                            Securities Underlying               Unexercised
                                                Unexercised                     In-the-Money
                                              Options/SARs at                 Options/SARs at
                                              Fiscal Year End                Fiscal Year End(1)
                                               ---------------                ------------------

                   Shares
                Acquired on        Value
Name           Exercise (#)   Realized ($)     Exercisable      Unexercisable    Exercisable    Unexercisable
----           ------------   ------------     -----------      -------------    -----------    -------------

Donald Sinkin       0              n/a             0                  0              0              $0

Stephen Frey        0              n/a             0                  0              0              $0

John Rebecchi       0              n/a             0                  0              0              $0

Margaret M.
Krumholz            0              n/a             25,000             25,000         26,575         $0

Frank A. Bress      0              n/a             0                  0              0              $0

_____________________

(1) The fair market value per share of Common Stock on December 31, 1999 was $3.063 based on the closing price on the Nasdaq National Market System on December 31, 1999 which was the last trading day of the year.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

          The Company is party to employment agreements dated as of June 28, 1995 with each of Messrs. Sinkin, Frey and Rebecchi. Each agreement provides for an annual base salary, annual salary increases calculated with reference to the Consumer Price Index, bonus compensation based on the Company's performance (as measured by its gross revenues and its earnings before interest, taxes, depreciation and amortization), and a monthly car allowance. Bonuses under these agreements cannot exceed 100% of an employee's base salary. If in any year the Company does not meet the specific performance requirements set forth in these agreements, the Company will be obligated to pay, in lieu of bonus compensation, incentive compensation pursuant to a management incentive plan. The amounts paid to each of Messrs. Sinkin, Frey and Rebecchi under his employment agreement are set forth above in the "Summary Compensation Table." In addition, the Company will pay a fee to each of these executives for any Company loans which they have personally guaranteed. Each of these employment agreements also provides for continued payments of salary, bonus and incentive compensation for two years in the event of the death, disability or termination without cause of the officers party to these agreements. These agreements require the executives to dedicate substantially all of their business time to the Company's affairs, and will terminate on December 31, 2001.

          The Company has also entered into employment agreements dated December 15, 1998 with each of Margaret M. Krumholz and Frank A. Bress. The agreement with Ms. Krumholz provides for an annual base salary, annual salary increases calculated with reference to the Consumer Price Index, bonus compensation based upon the Company's performance (as described above in relation to the employment contracts with Messrs. Sinkin, Frey and Rebecchi), and monthly car, gas and cellular telephone allowances. Her agreement also provides for the payment of salary, incentive compensation and bonus for two years following her death, disability or discharge without cause, which includes a change of control, among other things. This agreement will terminate on December 31, 2001. The agreement with Mr. Bress provides for an annual base salary, annual salary increases calculated with reference to the Consumer Price Index, bonus compensation pursuant to a management incentive plan, and monthly car, gas and cellular telephone allowances. His agreement also provides for the payment of salary, incentive compensation and bonus for one year following his death, disability or discharge without cause, which includes a change of control, among other things. This agreement will terminate on December 31, 2001.


REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The compensation of the Company's executive officers is generally determined by either the Board of Directors or the Compensation Committee of the Board of Directors, subject to approval by the Board of Directors, and subject to applicable employment agreements. See "Compensation of Executive Officers -- Employment and Change of Control Arrangements." Each member of the Compensation Committee, except for Donald Sinkin, is a director who is not an employee of the Company or any of its affiliates.

         The Company's compensation programs are intended to enable the Company to attract, motivate, reward and retain the management talent required to achieve its corporate objectives, and thereby increase shareholder value. It is the Company's policy to provide incentives to its senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of the Company's businesses. To attain these objectives, the Company's executive compensation program includes a competitive base salary, cash incentive bonuses and stock-based compensation.

         Stock  options  are  granted  to  employees,  including  the  Company's executive officers, by the Compensation Committee under the Company's 1995 Incentive Stock Option Plan. The Committee believes that stock options provide an incentive that focuses the executive's attention on managing the Company from the perspective of an owner with an equity stake in the business. Incentive stock options are awarded with an exercise price equal to the market value of Common Stock on the date of grant, and all options have a maximum term of ten years and generally become exercisable not less than six months from the date of grant. Among the Company's executive officers, the number of shares subject to options granted to each individual generally depends upon the level of that officer's responsibility. Subsequent to the Merger, the largest grants generally have been awarded to the most senior officers who, in the view of the Compensation Committee, have the greatest potential impact on the Company's profitability and growth. Previous grants of stock options are reviewed but are not considered the most important factor in determining the size of any executive's stock option award in a particular year.

Relationship of Compensation to Performance

         The Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries that will be paid to the Company's executive officers during the coming year. In setting salaries, the Compensation Committee takes into account several factors, including competitive compensation data, the extent to which an individual may participate in the stock plans maintained by the Company, and qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

         For fiscal 1999, pursuant to the terms of their employment agreements with the Company, Donald Sinkin, Stephen Frey and John Rebecchi each received a base salary and a cash incentive bonus based on the Company's pre-tax income. See "Compensation of Executive Officers -- Employment Contracts and Termination of Employment and Change of Control Arrangements." Each of Margaret M. Krumholz and Frank A. Bress received a base salary and a cash bonus. In addition, Mr. Bress was granted options under the 1995 Incentive Stock Option Plan to purchase 1,000 shares at the fair market value on the date of grant. The Compensation Committee determined that these amounts were appropriate given the Company's financial performance, the substantial contribution made by each of Ms. Krumholz and Mr. Bress to such performance, and the compensation levels of executives at companies competitive with the Company.

Compensation of Chief Executive Officer

         For fiscal 1999, pursuant to the terms of his employment agreement with the Company, Donald Sinkin received a base salary and a cash incentive bonus based on the Company's pre-tax income. See "Compensation of Executive Officers -- Employment Contracts and Termination of Employment and Change of Control Arrangements." In light of this employment agreement, the Compensation Committee was not required to make any decision regarding the cash compensation of Mr. Sinkin.

COMPENSATION COMMITTEE

         Daniel Levinson
         Donald Sinkin
         Seymour W. Zises


Directors' Compensation

          Directors who are officers of the Company receive no additional compensation for serving on the Board or any Board committee. For 1999, the Company paid an annual fee to non-employee directors of $2,500 each for service on the Board, plus $1,000 for each Board and committee meeting attended. Accordingly, the Company paid $7,500 to Mr. Friedman and $5,500 to Mr. Zises in 1999. Pursuant to the 1995 Incentive Stock Option Plan, the Company has also agreed to grant annually to each member of the Incentive Stock Option Committee for service on that Committee an option to purchase 1,000 shares of Common Stock on January 1 of each year. This arrangement will terminate in 2005, in accordance with the 1995 Incentive Stock Option Plan. On January 1, 1999, the Company granted to Mr. Friedman and Mr. Levinson an option to purchase 1,000 shares of Common Stock at an exercise price of $4.438 per share, which was the fair market value of the Common Stock at the time of grant. These options vest on January 1, 2001 and will expire on January 1, 2009.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

          Each of Messrs. Sinkin, Frey and Rebecchi served as an executive officer and director of the Company, and also served as an executive officer and director of Horizon Equities, Inc., a New York corporation. Mr. Sinkin serves on the Company's Compensation Committee.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information regarding the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of the Company's voting securities as of March 1, 2000. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The inclusion of any shares for any stockholder in the table below shall not be deemed an admission that such stockholder is, for any purpose, the beneficial owner of such shares.

          The Company had outstanding as of March 1, 2000, 1,000,000 Common Stock Purchase Warrants, 250,000 of which are exercisable to purchase one share of common Stock at $7.00 per share 250,000 of which are exercisable to purchase one share of common Stock at $8.00 per share, 250,000 of which are exercisable to purchase one share of Common Stock at $9.00 per share, and 250,000 of which are exercisable to purchase one share of Common Stock at $10.00 per share (the "Merger Warrants"). The outstanding Merger Warrants will expire on November 9, 2002.

                                           Amount and
                                           Nature of
                  Name and Address of      Beneficial           Percentage
Title of Class    Beneficial Owner         Ownership             of Class
--------------    ----------------         ---------             --------

Common Stock,     Donald Sinkin            1,720,266(1)           29.2%
$0.01 par value

                  Stephen Frey               650,979(2)            11.5%

                  John Rebecchi              616,186(3)            10.9%

                  Holding Capital            395,643(4)             7.0%
                  Management Corp.

                  Allen & Company
                  Incorporated               350,827(5)             6.3%



(1) Donald Sinkin is Chairman of the Board, President and Chief Executive Officer of the Company. His address is 10 Gilpin Avenue, Hauppauge, New York 11788. The number of shares of Common Stock shown in the table as beneficially owned by Mr. Sinkin includes the following:
          1,339,698 shares owned directly by Mr. Sinkin and indirectly by his spouse and a limited liability company controlled by him; and Merger Warrants to purchase 380,368 shares of Common Stock owned directly by Mr. Sinkin and indirectly by the same limited liability company. Of the total number of shares reported as beneficially owned, Mr. Sinkin shares investment power with respect to 165,601 shares.

(2) Stephen Frey is a director and the Senior Vice President of Operations and Secretary of the Company. His address is 10 Gilpin Avenue, Hauppauge, New York 11788. The number of shares of Common Stock shown in the table as beneficially owned by Mr. Frey includes 506,387 shares owned directly by Mr. Frey and indirectly by a limited liability company controlled by him; and Merger Warrants to purchase 144,592 shares of Common Stock owned directly by Mr. Frey and indirectly by the same limited liability company. Of the total number of shares reported as beneficially owned, Mr. Frey shares investment power with respect to 158,044 shares.

(3) John Rebecchi is a director and the Senior Vice President of Sales and Marketing of the Company. His address is 10 Gilpin Avenue, Hauppauge, New York 11788. The number of shares of Common Stock shown in the table as beneficially owned by Mr. Rebecchi includes 479,322 shares owned directly by Mr. Rebecchi and indirectly by a limited liability controlled by him; and Merger Warrants to purchase 136,864 shares of Common Stock owned directly by Mr. Rebecchi and indirectly by the same limited liability company. Of the total number of shares reported as beneficially owned, Mr. Rebecchi shares investment power with respect to 158,044 shares.

(4) Holding Capital Management Corp. is a Connecticut corporation ("Holding Capital"). Its address is 685 Fifth Avenue, New York, New York 10022. The number of shares of Common Stock shown in the table as beneficially owned by Holding Capital includes 292,560 shares of Common Stock and Merger Warrants to purchase an aggregate of 103,083 shares of Common Stock. The information regarding ownership of Common Stock by Holding Capital was furnished to the Company by Holding Capital.

(5) Allen & Company Incorporated is a New York corporation ("Allen & Co."). Its address is 711 Fifth Avenue, New York, New York 10022. The number of shares of Common Stock shown in the table as beneficially owned by Allen & Co. includes the following: 264,915 shares of Common Stock and Merger Warrants to purchase an additional 85,912 shares of Common Stock. Allen Holding Inc., a Delaware corporation ("Allen Holding"), is an affiliate of Allen & Co. that is deemed to own beneficially all of the shares reported on the table above as owned by Allen & Co. The information regarding ownership of Common Stock by Allen & Co. and Allen Holding was contained in a Schedule 13G/A dated February 11, 2000 and filed with the SEC on February 14, 2000.
          According to the Schedule 13G/A, Allen & Co. has sole voting and investment power with respect to all shares reported as beneficially owned.

Security Ownership of Management

          The following table sets forth certain information as to each class of outstanding equity securities of the Company beneficially owned as of the Record Date by: (i) each director and nominee; (ii) the Company's Chief Executive Officer and the other four most highly compensated executive officers who were officers as of December 31, 1999; and (iii) all current directors and executive officers as a group. No executive officer or director of the Company owns securities of any parent or subsidiary of the Company, except as indicated in the footnotes to the table below. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The inclusion of any shares for any stockholder in the table below shall not be deemed an admission that such stockholder is, for any purpose, the beneficial owner of such shares. An asterisk denotes beneficial ownership of less than 1% of the class of securities indicated.

                                                Amount and
                                                Nature of
                       Name of                  Beneficial           Percentage
Title of Class     Beneficial Owner             Ownership             of Class
--------------     ----------------             ---------             --------


Common Stock,       Donald Sinkin              1,720,066(1)              29.2%
  $0.01 par value

                    Stephen Frey                 650,979(2)              11.5%

                    John Rebecchi                616,186(3)              10.9%

                    Daniel A. Levinson           262,856(4)               4.7%

                    Seymour W. Zises             176,722(5)               3.2%

                    Mark L. Friedman             168,920(6)               3.1%

                    Margaret M. Krumholz          91,870(7)               1.6%

                    Frank A. Bress                21,150(8)                 *

                    All directors and          3,708,749                 58.2%
                    executive officers as a group

___________________

(1) See Note (1) under "Security Ownership of Certain Beneficial Owners" table above.

(2) See Note (2) under "Security Ownership of Certain Beneficial Owners" table above.

(3) See Note (3) under "Security Ownership of Certain Beneficial Owners" table above.

(4) Includes 200,584 shares owned directly by Mr. Levinson and indirectly by a family trust of which he is the trustee; Merger Warrants to purchase 57,272 shares of Common Stock owned directly by Mr. Levinson and indirectly by such trust; and options granted under the Company's 1995 Incentive Stock Option Plan to purchase 5,000 shares of Common Stock, of which 2,000 such options were exercisable as of the Record Date. Of the total number shares reported as beneficially owned, Mr. Levinson shares investment power with respect to 128,928 shares.

(5) Includes 151,722 shares owned directly by Mr. Zises and indirectly by a limited liability company controlled by him; and options granted under the 1995 Incentive Stock Option Plan to purchase 25,000 shares of Common Stock, all of which options were exercisable as of the Record Date. Of the total number shares reported as beneficially owned, Mr. Zises shares voting and investment power with respect to 28,827 shares.

(6) Includes shares held in a joint account with Mr. Friedman's wife; and options to purchase 29,000 shares, of which options to purchase 26,000 shares were exercisable as of the Record Date. Mr. Friedman shares voting power pursuant to a voting agreement with respect to all shares reported in the table above.

(7) Includes 16,870 shares owned directly by Ms. Krumholz and indirectly by members of her immediate family; and options to purchase 75,000 shares pursuant to the 1995 Incentive Stock Option Plan, of which options to purchase 25,000 shares were exercisable as of the Record Date. Ms. Krumholz has sole voting and investment power with respect to 51,270 shares reported above.

(8) This number represents 5,150 shares owned directly by Mr. Bress and indirectly by members of his immediate family; and options granted under the Company's 1995 Incentive Stock Option Plan to purchase 16,000 shares, none of which options were exercisable as of the Record Date.


ITEM 13.  Certain Relationships and Related Transactions

          From January 1, 1999 to the present, there have been no transactions involving more than $60,000 to which the Company or any of its subsidiaries was a party and in which any executive officer, director or nominee for director, beneficial owner of more than 5% of any class of the Company's voting securities, or member of the immediate family of any of the foregoing persons, had a material interest, except as indicated in "Item 11 -- Executive Compensation" above, and as follows.

          The Company leases a 55,000 square foot building in Hauppauge, New York from Horizon Equities L.P., a Delaware limited partnership ("Horizon") under a 15 year lease that will terminate on December 31, 2007. Horizon Equities, Inc., the corporate general partner of Horizon, is owned by Messrs. Sinkin, Frey and Rebecchi, executive officers and directors of the Company, and one other employee of the Company. The limited partners of Horizon include, among others, Holding Capital (which owns more than five percent of the Company) and one of its affiliates, and Investment Services Corp., an affiliate of Mr. Levinson. The aggregate payments made by the Company in 1999 for rental of the building were $348,000. The Company believes that the terms of the building lease are at least as favorable to the Company as the terms for an equivalent lease which could have been obtained from unaffiliated third parties.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized.

                                               DISC GRAPHICS, INC



May  *, 2000                                By: /s/Donald Sinkin
                                                ---------------------
                                               Donald Sinkin, Chairman of
                                               the Board, Chief Executive
                                               Officer and President
                                               (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                             Title                             Date

/s/Donald Sinkin              Chairman of the Board, Chief
--------------------          Executive Officer and President
Donald Sinkin                 (Principal Executive Officer)
/s/Stephen Frey*              Senior Vice President of Operations,
--------------------          Secretary and Director
Stephen Frey                    (Principal Operating Officer)

/s/Margaret Krumholz          Chief Financial Officer and Senior
--------------------          Vice President of Finance
Margaret Krumholz             (Financial Officer and Principal
                                Accounting Officer)

/s/John Rebecchi              Senior Vice President of Sales and
--------------------          Marketing and Director
John Rebecchi

/s/Frank A. Bress             Vice President for Legal Affairs and
-----------------             General Counsel
Frank A. Bress


/s/Daniel Levinson*           Director
--------------------
Daniel Levinson

/s/Seymour W. Zises*          Director
--------------------
Seymour W. Zises


/s/Mark L. Friedman*         Director
--------------------
Mark L. Friedman


By: /s/ Margaret M. Krumholz
----------------------------
Margaret M. Krumholz
Attorney-in-fact
granted in the Company's Annual
Report on Form 10-K, as filed on
March 7, 2000