Form 10-Q
period 2000-03-31
DISC GRAPHICS INC /DE/
filed 2000-05-15
CIK 904541

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

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

                                 Yes [X] No [ ]

As of March 31, 2000, 5,518,262 shares of the Registrant's Common Stock, par value $.01, were outstanding.

                               DISC GRAPHICS, INC.
                                    FORM 10-Q
                          Quarter Ended March 31, 2000

                                      INDEX
                                      -----

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

           Consolidated Balance Sheets as of March 31, 2000 (unaudited)
              and December 31, 1999........................................... 3
           Consolidated Statements of Operations (unaudited) for the
              Three Months ended March 31, 2000 and 1999 ..................... 4
           Consolidated Statements of Cash Flows (unaudited) for the
              Three Months ended March 31, 2000 and 1999 ..................... 5
           Notes to Unaudited Consolidated Financial Statements .............. 6

Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................... 8


PART II - OTHER INFORMATION

Item 1     Legal Proceedings ................................................ 11

Item 2     Changes in Securities ............................................ 11

Item 3     Defaults Upon Senior Securities................................... 11

Item 4     Submission of Matters to a Vote of Security Holders .............. 11

Item 5     Other Information ................................................ 11

Item 6(a)  Exhibits.......................................................... 11

Item 6(b)  Reports on Form 8-K............................................... 11

Signatures .................................................................. 12

                              DISC GRAPHICS, INC.


                           Consolidated Balance Sheets
             As of March 31, 2000 (unaudited) and December 31, 1999

                                                                              March 31, 2000            December 31, 1999
                                                                                (unaudited)


Assets
Current assets:
      Cash                                                                     $       69,196             $      142,531
      Accounts receivable, net of allowance for doubtful accounts
          of $1,404,000 and $1,418,000, respectively                               11,222,482                 13,579,201
      Inventories                                                                   3,893,152                  4,428,374
      Prepaid expenses and other current assets                                       569,390                    448,364
      Deferred income taxes                                                         1,092,000                  1,092,000
                                                                                   ----------                  ---------
                            Total current assets                                   16,846,220                 19,690,470

Plant and equipment, net                                                           15,027,584                 14,574,393
Goodwill, net of amortization of $612,000 and $499,000, respectively                6,142,484                  6,247,588
Covenants not to compete, net of amortization of $199,000
           and $144,000, respectively                                                 901,236                    956,236
Security deposits and other assets                                                  1,538,880                  1,039,119
                                                                                   ----------                  ---------
                            Total assets                                       $   40,456,404            $    42,507,806
                                                                                   ==========               ============

Liabilities and Stockholders' Equity
Current liabilities:
      Current maturities of long term debt                                     $      869,723             $      564,425
      Current maturities of capitalized lease obligations                             977,404                  1,287,753
      Accounts payable and accrued expenses                                         5,615,145                  8,125,209
      Income taxes payable                                                                  -                    590,104
                                                                                    ---------                  ---------
                            Total current liabilities                               7,462,272                 10,567,491

Long term debt, less current maturities                                            14,600,169                 11,309,675
Capitalized lease obligations payable, less current maturities                        913,585                  2,604,586
Deferred income taxes                                                               1,579,000                  1,579,000
                                                                                   ----------                  ---------
                            Total liabilities                                      24,555,026                 26,060,752

Stockholders' equity:
      Preferred stock:
           $.01 par value; authorized 5,000 shares; no shares issued
               and outstanding                                                           ---                        ---
      Common stock:
           $.01 par value; authorized 20,000,000 shares; issued
               5,548,761 shares                                                        55,488                     55,488
      Additional paid in capital                                                    5,009,671                  5,009,671
      Retained earnings                                                            10,868,147                 11,413,501
                                                                                  -----------                 ----------
                                                                                   15,933,306                 16,478,660

Less:
      Treasury stock, at cost, 30,499 and 30,409 shares at
      March 31, 2000 and December 31, 1999, respectively                              (31,928)                   (31,606)
                                                                                     --------                   --------
                        Total stockholders' equity                                 15,901,378                 16,447,054
                                                                                  -----------                 ----------
                        Total liabilities and stockholders' equity             $   40,456,404            $    42,507,806
                                                                                  ===========                 ==========


     See accompanying notes to unaudited Consolidated Financial Statements

                               DISC GRAPHICS, INC.
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2000 and 1999
                                   (unaudited)


                                                                                 March 31, 2000             March 31, 1999

Net sales                                                                      $   16,572,439              $  14,894,995
Cost of sales                                                                      13,678,907                 11,470,472
                                                                                   ----------                 ----------
             Gross profit                                                           2,893,532                  3,424,523

Operating Expenses:
        Selling and shipping                                                        1,780,227                  1,523,540
        General and administrative                                                  1,673,897                  1,275,680
                                                                                    ---------                  ---------
              Operating income (loss)                                                (560,592)                   625,303

Interest expense, net                                                                 345,762                    122,923
                                                                                      -------                    -------
Income (loss) before income taxes                                                    (906,354)                   502,380

Provision (benefit) for income taxes                                                 (361,000)                   201,000
                                                                                     --------                    --------
        Net income (loss)                                                      $     (545,354)             $     301,380
                                                                                   ===========                ===========

        Net income (loss) per share:

              Basic                                                            $        (0.10)             $        0.05
                                                                                  ============                ===========

              Diluted                                                          $        (0.10)             $        0.05
                                                                                  ============                ===========

        Weighted average number of shares outstanding

             Basic                                                                  5,518,306                  5,518,387

             Diluted                                                                5,518,306                  5,555,661




     See accompanying notes to unaudited Consolidated Financial Statements

                               DISC GRAPHICS, INC.
                      Consolidated Statement of Cash Flows
                  For the Months Ended March 31, 2000 and 1999
                                   (unaudited)


                                                                                March 31, 2000               March 31, 1999
Cash flows from operating activities:
      Net income(loss)                                                         $     (545,354)             $     301,380
      Adjustments to reconcile net income(loss) to net cash provided by(used in)
          operating activities:
              Depreciation and amortization                                           837,549                    395,428
              Provision for doubtful accounts                                               -                    100,000
              Changes in assets and liabilities:
                       Accounts receivable                                          2,356,719                  1,335,181
                       Inventory                                                      535,222                     55,775
                       Prepaid expenses and other current assets                     (121,026)                   (86,017)
                       Accounts payable and accrued expenses                       (2,510,064)                   258,922
                       Income taxes payable                                          (590,104)                  (332,010)
                       Security deposits and other assets                            (500,453)                   285,419
                                                                                     --------                    -------
                          Net cash provided by(used in) operating activities         (537,511)                 2,314,078
                                                                                     --------                  ---------

Cash flows from investing activities:
      Capital expenditures                                                         (1,122,444)                  (202,355)
      Purchase of net assets of business acquired                                      (7,500)                      ----
                                                                                        ------                     ------
                          Net cash used in investing activities                    (1,129,944)                  (202,355)
                                                                                    ----------                  ----------
Cash flows from financing activities:
      Net proceeds from (repayments of) long-term debt                              3,595,792                   (947,027)
      Principal payments of capital lease obligations                              (2,001,350)                  (393,854)
      Purchase of treasury stock                                                         (322)                      (270)
                                                                                         ----                       ----
                          Net cash provided by(used in) financing activities        1,594,120                 (1,341,151)

Net increase (decrease) in cash                                                       (73,335)                   770,572

Cash at December 31                                                                   142,531                     43,313
                                                                                      -------                     ------

Cash at March 31                                                               $       69,196             $      813,885
                                                                               ================             ===============

Cash paid during the year for:
      Interest                                                                 $      291,617             $      134,776
      Income taxes                                                             $      338,830             $      533,010


      See accompanying notes to unaudited Consolidated Financial Statements

                               DISC GRAPHICS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

General
-------

         The consolidated financial statements included herein have been prepared by Disc Graphics, Inc., and its subsidiaries (collectively, the "Company") without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures made herein are adequate to make the information presented not misleading, it is recommended that these consolidated financial statements be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999. The December 31, 1999 figures included herein were derived from such audited Consolidated Financial Statements. In the opinion of management, the information furnished herein reflects all normal recurring adjustments that are necessary to present fairly such information.

Acquisition
-----------

     On July 1, 1999, the Company acquired substantially all of the assets and certain liabilities of Contemporary Color Graphics, Inc. ("CCG"), a commercial printer. The notes to the audited consolidated financial statements referred to above contain a description of the terms of the acquisition. The following unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) additional amortization expense due to goodwill (15 years) and a covenant not to compete (5 years) resulting from the acquisition and (ii) increased interest expense due to cash borrowed under the Company's financing agreement for the payment of the purchase price, the repayment of CCG's notes payable and a note, supplemental note and convertible debenture issued by the Company. These unaudited pro forma results are not necessarily indicative of the results of operations which actually would have resulted had the purchase been effected on January 1, 1999, nor of future results of operations of the consolidated entities.

                                                Three Months Ended
                                                   March 31, 1999
                                       (In thousands, except per share amounts)

                   Net sales                       $16,688
                   Net income                          190
                   Net income (loss) per share:
                          Basic                        .03
                          Diluted                      .03

Inventories
-----------

        Inventories consist of the following:

                                  March 31, 2000              December 31, 1999

        Raw materials               $3,188,506                 $3,477,610
        Work-in-process                546,498                    700,981
        Finished goods                 158,148                    249,783
                                       -------                    -------
                                    $3,893,152                 $4,428,374
                                    ==========                 ==========

Consolidation of Facilities
---------------------------

     In March 2000, the Company announced that it would close its CCG facility and consolidate its operations with its Hauppauge, New York facility. A summary of the charges relating to the consolidation of facilities in the first quarter of 2000 is presented below:

                  Severance                           $   58,000
                  Equipment write-offs                   100,000
                  Lease termination costs                126,000
                  Other                                   40,000
                                                     -----------
                  Total                                $ 324,000
                                                       =========

     These charges for the three months ended March 31, 2000 are included in cost of sales and general and administrative expenses in the amounts of $302,000 and $22,000 respectively.

New Accounting Pronouncements
-----------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

     The following discussion and analysis of the financial condition and results of operations of Disc Graphics, Inc. and its subsidiaries (collectively "Disc Graphics" or the "Company") for the three-month period ended March 31, 2000 should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Report, and the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission (the "1999 Form 10-K"). Results for the periods reported herein are not necessarily indicative of results that may be expected for the full year or in future periods.

Results of Operations for the Three Months Ended March 31, 2000 and 1999
------------------------------------------------------------------------

Net Sales
---------

     Net sales for the three months ended March 31, 2000 were $16,572,000 compared to $14,895,000 for the same period in 1999, representing an increase of $1,677,000, or 11.3%. The increase was primarily attributable to an approximate $1,751,000 increase in net sales of commercial packaging products. The increase in net sales of commercial packaging products resulted from the Company's acquisition on July 1, 1999 of Contemporary Color Graphics, Inc. ("CCG") (the "Acquisition"). Consumer product packaging and music/audio packaging sales increased due to increased sales efforts within these categories. These increases were partially offset by a decrease in video and entertainment software packaging. These revenues for the first quarter where adversely impacted by the timing of orders, which were expected to be received in the first quarter. The Company believes the majority of such orders will be received in the second and third quarters of 2000, but there can be no assurance of the Company receiving such orders.

Gross Profit
------------

     The Company recognized gross profit of $2,894,000 (a 17.5% profit margin) for the three months ended March 31, 2000, as compared to $3,425,000 (a 23.0% profit margin) for the same period in 1999, representing a decrease of $531,000, or 15.5%. The decrease of 5.5 percentage points in gross profit margin is due to the continued integration of CCG, costs associated with closing of the CCG facility, production inefficiencies associated with the expansion of our Hauppauge facility to accommodate Disc's substantial investment in large format equipment, hard and soft costs associated with the implementation of ISO 9001 procedures and the impact of less than anticipated sales for the quarter. The installation of this new equipment and the expansion of our Hauppauge facility, by leasing additional space, will continue into the second quarter of the year 2000 and will most likely continue to have an adverse impact on earnings. The Company's integration of this new equipment should enhance its operating efficiencies and improve its ability to compete in new markets, but there can be no assurance that the Company will be able to achieve these goals.

Selling, General, and Administrative Expenses
---------------------------------------------

     Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2000 were $3,454,000 (20.8% of net sales) compared to $2,801,000 (18.8% of net sales) for the same period a year ago, an increase of $653,000. The increase in the dollar amount of SG&A is primarily due to normal operating expenses and the amortization of goodwill, in each case associated with the CCG Acquisition. In addition, on April 29, 1999, Disc Graphics retained a consulting firm to assist the Company in becoming ISO certified. The Company expects to receive its ISO 9001 certification during fiscal 2000. Disc Graphics has experienced and expects to continue to experience consulting and operating expenses associated with this project throughout fiscal 2000, which may impact future operating results. Disc Graphics believes that this investment will ultimately transform the processes of the organization to improve product quality, increase production efficiency, and shorten the manufacturing time cycle. The Company believes that this commitment to improve customer satisfaction should enhance its competitive edge in current and new markets, but there can be no assurance of this. The remainder of the increase is due to normal inflationary increases, and revenue related expenses such as freight to customers and commissions.

Net Interest Expense
--------------------

     Net interest expense for the three months ended March 31, 2000 was $346,000 compared to $123,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility, equipment notes payable, its capital lease obligations on equipment and its note, supplemental note and debenture issued in connection with the Acquisition. The increase in net interest expense is due to increased borrowings under the Company's revolving credit facility and accrued interest payable on the note, supplemental note and debenture related to the Acquisition.

Income Taxes
------------

     As a result of the first quarter loss, the Company recorded a tax benefit of $361,000 as compared to a provision for income taxes of $201,000 for the first quarter of the prior year based on an effective tax rate of 40%. There were no significant changes in the effective tax rate between the periods.

Net Income (Loss)
-----------------

     The net loss for the three months ended March 31, 2000 was $545,000, compared to net income of $301,000 for the same period in the prior year, a decrease of $846,000. The decrease in net income is due to costs of integrating CCG into our operations after its acquisition, costs associated with closing the CCG facility, temporary production inefficiencies resulting from the expansion of our Hauppauge facility to accommodate large format equipment, hard and soft costs of implementing the ISO 9001 quality system, and the adverse impact by the timing of orders.

Liquidity and Capital Resources
-------------------------------

     The primary source of cash for the Company's business has been cash flow from operations and availability under the Company's $15 million revolving credit facility. Cash as of March 31, 2000 was $69,000, compared to $143,000 as of December 31, 1999. Net cash used by operations for the three months ended March 31, 2000 was $543,000 compared to $2,314,000 of cash provided by operations, for the three months ended March 31, 1999. The decrease in cash flows from operations is primarily attributable to the payments in the first quarter of 2000 of inventory purchases made in the fourth quarter of 1999 to avoid announced price increases for this quarter, as well as the loss from operations discussed above. As of March 31, 2000 the Company had working capital of $9,384,000, and $5,300,000 was available to the Company under its revolving credit facility. The Credit Agreement contains covenants which requires Disc Graphics to satisfy certain performance criteria, net worth levels and debt service ratios. At March 31, 2000, and at the date of this report, the Company was in compliance with the covenants.

     As a result of the CCG Acquisition in 1999, the Company's total indebtedness and future debt service obligations have increased significantly from prior levels. The Company intends to fund these debt service obligations from operating cash flow in future periods, and believes that it will have sufficient funds to do so. There can be no assurance, however that the Company will be able to integrate CCG's business successfully or realize any benefit from the CCG Acquisition, or that earnings attributable to the CCG Acquisition will be sufficient to offset the related costs associated with the Company's debt service obligations.

     Beginning in the third quarter of 1999 and through March 31, 2000, the Company incurred a total of $3.9 million of capital improvements in connection with the purchase, preparation, and installation of a new 56-inch high speed diecutter and 56-inch six color press. The Company anticipates that by the end of the second quarter of fiscal 2000 it will finance $8 to $9 million, which is inclusive of the aforementioned 56-inch equipment, as well as additional manufacturing equipment. The installation of the diecutter, press, and future additional equipment is intended primarily to increase capacity and further improve plant efficiencies. However, there can be no assurance that the Company will be able to enter into financing agreements for such equipment on satisfactory terms, that the installation of such equipment will result in improved efficiencies, or that the Company's future results of operations will be improved as a result of any such plans.

ISO 9001
--------

     With the goal of enhancing customer satisfaction and, thus, improving our competitive edge and profitability, we retained consultants in 1999 to assist us in implementing the ISO 9001 Quality System. The result will be improved quality, increased production capacity and reduced cycle time. We are well on our way to implementing the system and achieving both ISO 9001 certification and the anticipated benefits in cost and efficiency. In the short run, the consulting fees and the hard and soft costs of designing and implementing new procedures throughout the sales and manufacturing processes are a burden on earnings, but we expect the long-term effect to be positive.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     As of March 31, 2000, there were no lawsuits pending, or threatened claims, which in the aggregate would be material, against the Company.

Item 2.  Changes in Securities

     Not applicable.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     In March 2000, the Company signed a letter of understanding regarding its potential acquisition of Industrial Publishing, Inc. d/b/a Koke Printing, a Eugene, Oregon based commercial printer with $12 million of revenue. At this time, the Company has decided not to proceed with this acquisition.

Item 6(a)      Exhibits

     The  Exhibits  to this  Quarterly  Report  on Form  10-Q are  listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

Item 6(b)      Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended March 31, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        DISC GRAPHICS, INC.
                                        (Registrant)



May 12, 2000                            /s/ Donald Sinkin
                                        -----------------
                                        Donald Sinkin
                                        President & CEO

May 12, 2000                            /s/ Margaret Krumholz
                                        ---------------------
                                        Margaret Krumholz
                                        Senior Vice President of Finance & CFO

                               DISC GRAPHICS, INC.

                          Quarterly Report on Form 10-Q
                   for the Fiscal Quarter Ended March 31, 2000

                                  EXHIBIT INDEX



Exhibit
Number   Description
------   -----------

27.1     Financial Data Schedule