Form 10-Q
period 2000-06-30
DISC GRAPHICS INC /DE/
filed 2000-08-14
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

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

                                 Yes [X] No [ ]

As of June 30, 2000, 5,518,262 shares of the Registrant's Common Stock, par value $.01, were outstanding.

                              DISC GRAPHICS, INC.
                                   FORM 10-Q
                          Quarter Ended June 30, 2000


                                      INDEX


                                                                            Page
                                                                            ----


PART I - FINANCIAL INFORMATION


Item 1  Financial Statements
                Consolidated Balance Sheets as of June 30, 2000 (unaudited)
                        and December 31, 1999................................. 3
                Consolidated Statements of Operations for the Three and
                        Six Months Ended June 30, 2000 and 1999 (unaudited) .. 4
                Consolidated Statements of Cash Flows for the Six Months
                        Ended June 30, 2000 and 1999 (unaudited) ............. 5
                Notes to Unaudited Consolidated Financial Statements ......... 6

Item 2  Management's Discussion and Analysis of Financial Condition
                and Results of Operations .....................................8



PART II - OTHER INFORMATION


Item 1          Legal Proceedings ............................................12

Item 2          Changes in Securities ........................................12

Item 3          Defaults Upon Senior Securities ..............................12

Item 4          Submission of Matters to a Vote of Security Holders ..........12

Item 5          Other Information ............................................12

Item 6(a)       Exhibits .....................................................12

Item 6(b)       Reports on Form 8-K ..........................................12

Signatures      ..............................................................13

Exhibit Index   ..............................................................14

                               DISC GRAPHICS, INC.

                           Consolidated Balance Sheets
              As of June 30, 2000 (unaudited) and December 31, 1999


                                                                                  June 30, 2000             December 31, 1999
                                                                                  (unaudited)

Assets
Current assets:
      Cash                                                                      $      252,985              $      142,531
      Accounts receivable, net of allowance for doubtful accounts
           of $1,461,000 and $1,418,000, respectively                               11,079,544                  13,579,201
      Inventories                                                                    2,917,584                   4,428,374
      Prepaid expenses and other current assets                                        731,684                     448,364
      Income taxes receivable                                                          995,996                         ---
      Deferred income taxes                                                          1,092,000                   1,092,000
                                                                                     ---------                   ---------
                    Total current assets                                            17,069,793                  19,690,470

Plant and equipment, net                                                            19,858,443                  14,574,393
Goodwill, net of amortization of $724,000 and $499,000, respectively                 6,214,768                   6,247,588
Covenants not to compete, net of amortization of $254,000
           and $144,000, respectively                                                  846,236                     956,236
Security deposits and other assets                                                     434,418                   1,039,119
                                                                                      --------                   ---------
                    Total assets                                                $   44,423,658             $    42,507,806
                                                                                ==============             ===============

Liabilities and Stockholders' Equity
Current liabilities:
      Current maturities of long term debt                                      $      832,583              $      564,425
      Current maturities of capitalized lease obligations                              923,922                   1,287,753
      Accounts payable and accrued expenses                                          6,442,823                   8,125,209
      Income taxes payable                                                                 ---                     590,104
                                                                                      --------                     -------
                    Total current liabilities                                        8,199,328                  10,567,491

Long term debt, less current maturities                                             19,319,258                  11,309,675
Capitalized lease obligations payable, less current maturities                         716,152                   2,604,586
Deferred income taxes                                                                1,579,000                   1,579,000
                                                                                    ----------                   ---------
                    Total liabilities                                               29,813,738                  26,060,752


Stockholders' equity:
      Preferred stock:
           $.01 par value; authorized 5,000 shares; no shares issued
               and outstanding                                                             ---                         ---
      Common stock:
           $.01 par value; authorized 20,000,000 shares; issued
               5,548,761 shares                                                         55,488                      55,488
      Additional paid in capital                                                     5,009,671                   5,009,671
      Retained earnings                                                              9,576,689                  11,413,501
                                                                                     ----------                 ----------
                                                                                    14,641,848                  16,478,660
Less:
      Treasury stock, at cost, 30,499 and 30,409 shares at
      June 30, 2000 and December 31, 1999, respectively                                (31,928)                    (31,606)
                                                                                       -------                     -------

                       Total stockholders' equity                                   14,609,920                  16,447,054
                                                                                    -----------                 -----------

                       Total liabilities and stockholders' equity               $   44,423,658             $    42,507,806
                                                                                ==============             ===============



      See accompanying notes to unaudited consolidated financial statements

                               DISC GRAPHICS, INC.

                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2000 and 1999
                                   (unaudited)



                                                    Three Months Ended June 30,             Six Months Ended June 30,
                                                      2000              1999                  2000              1999

Net sales                                         $ 15,595,475   $   14,707,675      $   32,167,914      $   29,602,670
Cost of sales                                       13,750,582       10,616,965          27,429,490          22,087,438
                                                   -----------      -----------         -----------          ----------

                Gross profit                         1,844,893        4,090,710           4,738,424           7,515,232

Operating Expenses:
        Selling and shipping                         1,809,510        1,538,135           3,589,737           3,061,675
        General and administrative                   1,648,214        1,280,366           3,322,111           2,556,046
                                                    ----------       ----------          ----------           ---------
                Operating income (loss)             (1,612,831)       1,272,209          (2,173,425)          1,897,511

Interest expense, net                                  371,626          108,592             717,387             231,515

                                                      --------         --------            --------             -------
Income (loss) before income taxes                   (1,984,457)       1,163,617          (2,890,812)          1,665,996


Provision (benefit) for income taxes                  (693,000)         464,000          (1,054,000)            665,000
                                                     ---------         --------          -----------            -------

       Net income (loss)                          $ (1,291,457)  $      699,617      $   (1,836,812)     $    1,000,996
                                                  ============   ==============      ==============      ==============

       Net income (loss) per share:

            Basic                                 $      (0.23)  $         0.13      $        (0.33)     $         0.18
                                                  ============   ==============      ==============      ==============

            Diluted                               $      (0.23)  $         0.13      $        (0.33)     $         0.18
                                                  ============   ==============      ==============      ==============

       Weighted average number of shares outstanding

            Basic                                    5,518,262        5,518,352           5,518,284           5,518,370

            Diluted                                  5,518,262        5,543,358           5,518,284           5,549,510




     See accompanying notes to unaudited consolidated financial statements

                               DISC GRAPHICS, INC.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                                   (unaudited)


                                                                         June 30, 2000           June 30, 1999
                                                                         -------------           -------------

Cash flows from operating activities:
     Net income (loss)                                                  $    (1,836,812)         $     1,000,996
     Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
             Depreciation and amortization                                    1,700,995                 945,260
             Provision for doubtful accounts                                    117,025                 212,416
             Loss on sale of assets related to
                consolidation of facilities                                     228,591                     ---
             Changes in assets and liabilities:
                Accounts receivable                                           2,383,095               1,865,013
                Inventory                                                     1,510,790                (222,642)
                Prepaid expenses and other current assets                      (211,965)               (136,941)
                Accounts payable and accrued expenses                        (1,699,257)                229,258
                Income taxes payable/receivable                              (1,586,100)               (187,519)
                Security deposits and other assets                              603,255              (1,011,005)
                                                                               --------              -----------
                   Net cash provided by operating activities                  1,209,617               2,694,836
                                                                             ----------              -----------

Cash flows from investing activities:
     Capital expenditures                                                    (7,116,817)               (346,233)
     Purchase of net assets of business acquired                                 (7,500)                    ---
                                                                                 ------              ----------

                   Net cash used in investing activities                     (7,124,317)               (346,233)
                                                                             -----------             ----------

Cash flows from financing activities:
     Net proceeds from (repayments of) long-term debt                         8,277,741              (1,015,499)
     Principal payments of capital lease obligations                         (2,252,265)               (792,865)
     Purchase of treasury stock                                                    (322)                   (270)
                                                                            -----------               ----------

                  Net cash provided by (used in) financing activities         6,025,154              (1,808,634)
                                                                              ----------             -----------

Net increase in cash                                                            110,454                 539,969


Cash at December 31                                                             142,531                  43,313
                                                                              ---------               ---------

Cash at June 30                                                         $       252,985         $       583,282
                                                                        ===============         ===============

Cash paid during the year for:
     Interest                                                           $       609,097         $       251,951

     Income taxes                                                       $       532,100         $       852,520




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


                                                        Six Months Ended
                                                         June 30, 1999
                                        (In thousands, except per share amounts)


                    Net sales                                  $33,221
                    Net income                                     801
                    Net income per share:
                        Basic                                      .15
                        Diluted                                    .14

         During the second quarter, the Company adjusted the goodwill associated with the acquisition of CCG by approximately $185,000 to properly reflect the value of certain assets and liabilities assumed as of the acquisition date. In accordance with the acquisition agreement, one year from the acquisition date, an adjustment would be made to the purchase price as a result of the finalization of the actual fair value of assets and liabilities acquired. The Company is currently in negotiations with the former owners of CCG regarding additional downward adjustments in the purchase price due to further modifications to minimum net worth levels of business acquired.

         On August 1, 2000, principal and interest payments are due on the promissory note and the convertible debenture. The Company believes that the payments due on August 1, 2000 will be fully abated because CCG failed to achieve dollar sales amounts required under the asset purchase agreement. The Company is currently in negotiations with the former owners of CCG regarding the abatement.

Inventories
-----------

        Inventories consist of the following:

                                   June 30, 2000               December 31, 1999

        Raw materials                 $1,942,604                 $3,477,610
        Work-in-process                  717,862                    700,981
        Finished goods                   257,118                    249,783
                                         -------                    -------
                                      $2,917,584                 $4,428,374
                                      ==========                 ==========

Consolidation of Facilities
---------------------------

      In March 2000, the Company announced that it would close its CCG facility and consolidate its operations with its Hauppauge, New York facility. A summary of the charges relating to the consolidation of facilities is presented below:

                  Severance                                   $   40,000
                  Loss on sale of equipment                      229,000
                  Lease termination costs                         44,000
                  Other                                           11,000
                                                              ----------
                  Total                                        $ 324,000
                                                               =========

         These charges for the six months ended June 30, 2000 are included in cost of sales and general and administrative expenses in the amounts of $315,000 and $9,000, respectively, and were recorded in the first quarter of the year. The consolidation of this facility has been completed and all severance and other payments have been made. There were no changes in the total amounts accrued as compared to the actual total costs incurred. In addition, there is no remaining accrual in relation to the consolidation of facilities at June 30, 2000.

Long Term Debt
--------------

         As a result of the net loss in the second quarter of 2000, the Company did not meet certain financial covenants contained in its $15 million revolving credit facility (the "Credit Agreement"). On August 10, 2000, the lender under the Credit Agreement waived compliance by the Company with the covenants for the second quarter and issued a Commitment Letter to amend certain covenants through June 30, 2001 and accordingly, the borrowings outstanding have been classified as long-term debt on the accompanying balance sheet at June 30, 2000. The terms of the amended Credit Agreement include covenants which provide that Disc maintain, among other things, certain financial performance criteria including net worth levels and debt service ratios.

     On July 10, 2000, the Company obtained an increase to the availability under the Credit Agreement from $15 million to $16.5 million until October 6, 2000, at which time the availability will be reduced to $15 million.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

      The following discussion and analysis of the financial condition and results of operations of Disc Graphics, Inc. and its subsidiaries (collectively "Disc Graphics" or the "Company") for the six-month period ended June 30, 2000 should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included elsewhere in this Report, and the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission (the "1999 Form 10-K"). Results for the periods reported herein are not necessarily indicative of results that may be expected for the full year or in future periods.

Results of Operations for the Three Months Ended June 30, 2000 and 1999
-----------------------------------------------------------------------

Net Sales
---------

          Net sales for the three months ended June 30, 2000 were $15,595,000 compared to $14,708,000 for the same period in 1999, representing an increase of $887,000, or 6.0%. Contributing to the overall increase in sales was $771,000 related to the Company's acquisition on July 1, 1999 of Contemporary Color Graphics, Inc. ("CCG") (the "Acquisition"), as well as an increase of $421,000 from cosmetic sampling products. Consumer product packaging, music/audio packaging and video packaging sales increased due to increased sales efforts within these categories. These increases were offset by a decrease in entertainment software packaging which were adversely impacted by the delay in the launch of a product line for one of the Company's significant customers.

Gross Profit
------------

      The Company recognized gross profit of $1,845,000 (an 11.8% profit margin) for the three months ended June 30, 2000, as compared to $4,091,000 (a 27.8% profit margin) for the same period in 1999, representing a decrease of $2,246,000, or 54.9%. The decrease of 16.0 percentage points in gross profit margin is due to the continued integration of CCG, production inefficiencies associated with the expansion of our Hauppauge facility to accommodate Disc's substantial investment in large format equipment, a 13% increase in raw material costs which can only be partially passed on to customers, the impact of less than anticipated sales for the quarter and hard and soft costs associated with the implementation of ISO 9001 procedures. The installation of this new equipment and the expansion of our Hauppauge facility, by leasing additional space, will continue into the third quarter of the year 2000 and will continue to have an adverse impact on earnings. The Company's integration of this new equipment should enhance its operating efficiencies and improve its ability to compete in new markets, but there can be no assurance that the Company will be able to achieve these goals.

Selling, General, and Administrative Expenses
---------------------------------------------

      Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2000 were $3,458,000 (22.2% of net sales) compared to $2,819,000
(19.2% of net sales) for the same period a year ago, an increase of $639,000. The increase in the dollar amount of SG&A is primarily due to normal operating expenses and the amortization of goodwill, in each case associated with the CCG Acquisition. The remainder of the increase is due to normal inflationary increases, and revenue related expenses such as freight to customers and commissions.

Net Interest Expense
--------------------

      Net interest expense for the three months ended June 30, 2000 was $372,000 compared to $109,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility, equipment notes payable, its capital lease obligations on equipment and its note, supplemental note and debenture issued in connection with the Acquisition. The increase in net interest expense is due to increased borrowings under the Company's revolving credit facility and accrued interest payable on the note, supplemental note and debenture related to the Acquisition.

Income Taxes
------------

      As a result of the second quarter loss, the Company recorded a tax benefit of $693,000 compared to a provision for income taxes of $464,000 for the second quarter of the prior year.

Net Income (Loss)
-----------------

      The net loss for the three months ended June 30, 2000 was $1,291,000, compared to net income of $700,000 for the same period in the prior year, a decrease of $1,991,000. The decrease in net income is due to costs of integrating CCG into our operations after its acquisition, production inefficiencies resulting from the expansion of our Hauppauge facility to accommodate large format equipment, impact of less than anticipated sales, increase in paper pricing, the adverse impact from the timing of orders, and hard and soft costs of implementing the ISO 9001 quality system.

Results of Operations for the Six Months Ended June 30, 2000 and 1999
---------------------------------------------------------------------

Net Sales
---------

     Net sales for the six months ended June 30, 2000 were $32,168,000 compared to $29,603,000 for the same period in 1999, representing an increase of $2,565,000, or 8.7%. Contributing to the overall increase in sales was the Company's acquisition on July 1, 1999 of Contemporary Color Graphics, Inc. ("CCG") (the "Acquisition"), as well as an increase of $421,000 from cosmetic sampling products. Consumer product packaging, music/audio packaging and pharmaceutical packaging sales increased slightly due to increased sales efforts within these categories. These increases were offset by a decrease in video and entertainment software packaging which were adversely impacted by the delay in the launch of a product line for one of the Company's significant customers.

Gross Profit
------------

      The Company recognized gross profit of $4,738,000 (a 14.7% profit margin) for the six months ended June 30, 2000, as compared to $7,515,000 (a 25.4% profit margin) for the same period in 1999, representing a decrease of $2,777,000, or 37.0%. The decrease of 10.7 percentage points in gross profit margin is due to the continued integration of CCG, production inefficiencies associated with the expansion of our Hauppauge facility to accommodate Disc's substantial investment in large format equipment, a 13% increase in raw material costs which can only be partially passed on to customers, the impact of less than anticipated sales for the quarter and hard and soft costs associated with the implementation of ISO 9001 procedures.

Selling, General, and Administrative Expenses
---------------------------------------------

      Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2000 were $6,912,000 (21.5% of net sales) compared to $5,618,000
(19.0% of net sales) for the same period a year ago, an increase of $1,294,000. The increase in the dollar amount of SG&A is primarily due to normal operating expenses and the amortization of goodwill, in each case associated with the CCG Acquisition. The remainder of the increase is due to normal inflationary increases, and revenue related expenses such as freight to customers and commissions.

Net Interest Expense
--------------------

      Net interest expense for the six months ended June 30, 2000 was $717,000 compared to $232,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility, equipment notes payable, its capital lease obligations on equipment and its note, supplemental note and debenture issued in connection with the Acquisition. The increase in net interest expense is due to increased borrowings under the Company's revolving credit facility and accrued interest payable on the note, supplemental note and debenture related to the Acquisition.

Income Taxes
------------

      As a result of the six month loss, the Company recorded a tax benefit of $1,054,000 as compared to a provision for income taxes of $665,000 for the first six months of the prior year.

Net Income (Loss)
-----------------

      The net loss for the six months ended June 30, 2000 was $1,837,000, compared to net income of $1,001,000 for the same period in the prior year, a decrease of $2,838,000. The decrease in net income is due to costs of integrating CCG into our operations after its acquisition, costs associated with closing the CCG facility, production inefficiencies resulting from the expansion of our Hauppauge facility to accommodate large format equipment, impact of less than anticipated sales, increase in paper pricing, the adverse impact from the timing of orders, and hard and soft costs of implementing the ISO 9001 quality system.

Liquidity and Capital Resources
-------------------------------

      The primary source of cash for the Company's business has been cash flow from operations and availability under the Company's $15 million revolving credit facility. Cash as of June 30, 2000 was $253,000, compared to $143,000 as of December 31, 1999. Net cash provided by operations for the six months ended June 30, 2000 was $1,209,000 compared to $2,695,000, for the six months ended June 30, 1999. The decrease in cash flows from operations is primarily attributable to the loss from operations discussed above. As of June 30, 2000 the Company had working capital of $8,870,000, and $500,000 was available to the Company under its revolving credit facility. The Credit Agreement contains covenants which requires Disc Graphics to satisfy certain performance criteria, net worth levels and debt service ratios.

     On July 10, 2000, the Company obtained an increase to the availability under the Credit Agreement from $15 million to $16.5 million until October 6, 2000, at which time the availability will be reduced to $15 million.

      As a result of the net loss in the second quarter of 2000, the Company did not meet certain financial covenants contained in its $15 million revolving credit facility (the "Credit Agreement"). On August 10, 2000, the lender under the Credit Agreement waived compliance by the Company with the covenants for the second quarter and issued a Commitment Letter to amend certain covenants through June 30, 2001 and accordingly, the borrowings outstanding have been classified as long-term debt on the accompanying balance sheet at June 30, 2000. The terms of the amended Credit Agreement include covenants which provide that Disc maintain, among other things, certain financial performance criteria including net worth levels and debt service ratios.

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

      Beginning in the third quarter of 1999 and through June 30, 2000, the Company incurred a total of $5.6 million of capital improvements in connection with the purchase, preparation, and installation of a new 56-inch high speed diecutter and 56-inch six color press. The Company anticipates that by the end of fiscal 2000 it will finance $9 to $10 million of existing operating equipment, which is inclusive of the aforementioned 56-inch equipment, as well as additional manufacturing equipment. The installation of the diecutter, press, and future additional equipment is intended to increase capacity and further improve plant efficiencies. However, there can be no assurance that the Company will be able to enter into financing agreements for such equipment on satisfactory terms, that the installation of such equipment will result in improved efficiencies, or that the Company's future results of operations will be improved as a result of any such plans.

New Accounting Pronouncements
-----------------------------

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) as amended by SFAS 137 and SFAS 138, which is effective for quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 provides guidance for accounting for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not believe that the implementation of SFAS No. 133 will have a significant impact on its financial position or results of operations.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

      As of June 30, 2000, there were no lawsuits pending, or threatened claims, which in the aggregate would be material, against the Company.

Item 2.   Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.   Defaults Upon Senior Securities

      Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

      On June 19, 2000, the Company held its Annual Meeting of Stockholders. The stockholders elected Stephen Frey and John Rebecchi as the Class III directors, to serve until the Annual Meeting of Stockholders in 2003 or until their successors have been elected and qualified or until their earlier resignation, retirement, disqualification, removal or death. Mr. Frey and Mr. Rebecchi each received 4,055,295 votes in favor of his election, with 11,000 votes withheld, no abstentions and no broker non-votes. The stockholders also ratified the appointment of KPMG LLP as the Company's independent auditors for 2000, with 4,060,595 votes in favor, 3,000 votes opposed, 2,700 abstentions and no broker non-votes.

Item 5.   Other Information

      Not applicable.

Item 6(a) Exhibits

      The  Exhibits  to this  Quarterly  Report on Form  10-Q are  listed in the
Exhibit Index which appears elsewhere herein and is incorporated herein by reference.

Item 6(b) Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended June 30, 2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           DISC GRAPHICS, INC.
                                           (Registrant)



August 14, 2000                            /s/ Donald Sinkin
                                           -----------------
                                           Donald Sinkin
                                           President & CEO





August 14, 2000                            /s/ Margaret Krumholz
                                           ---------------------
                                           Margaret Krumholz
                                           Sr. Vice President of Finance & CFO

                               DISC GRAPHICS, INC.

                          Quarterly Report on Form 10-Q
                   for the Fiscal Quarter Ended June 30, 2000


                                  EXHIBIT INDEX


Exhibit
Number          Description
------          -----------

10.21* Supplemental Revolving Credit Note dated July 10, 2000, between the Registrant and The Dime Savings Bank of New York, FSB, f/k/a KeyBank National Association

27.1*          Financial Data Schedule




















* Document filed herewith