Form 10-Q
period 2000-09-30
DISC GRAPHICS INC /DE/
filed 2000-11-14
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

                                 Yes [X] No [ ]

As of September 30, 2000, 5,518,262 shares of the Registrant's Common Stock, par value $.01, were outstanding.

                              DISC GRAPHICS, INC.
                                   FORM 10-Q
                        Quarter Ended September 30, 2000


                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION


Item 1  Financial Statements
           Consolidated Balance Sheets as of September 30, 2000 (unaudited)
             and December 31, 1999............................................ 3
           Consolidated Statements of Operations for the Three and
             Nine Months Ended September 30, 2000 and 1999 (unaudited)........ 4
           Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2000 and 1999 (unaudited) ................... 5
           Notes to Unaudited Consolidated Financial Statements .............. 6

Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..........................................9


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

Item 4    Submission of Matters to a Vote of Security Holders ................14

Item 5    Other Information ..................................................14

Item 6(a) Exhibits ...........................................................14

Item 6(b) Reports on Form 8-K ................................................14

Signatures ...................................................................15

Exhibit Index ................................................................16

                               DISC GRAPHICS, INC.

                           Consolidated Balance Sheets
           As of September 30, 2000 (unaudited) and December 31, 1999

                                                                                September 30, 2000            December 31, 1999
                                                                                    (unaudited)

Assets
Current assets:
      Cash                                                                        $    186,248                $    142,531
      Accounts receivable, net of allowance for doubtful accounts
           of $1,443,000 and $1,418,000, respectively                               14,864,951                  13,579,201
      Inventories                                                                    2,829,874                   4,428,374
      Prepaid expenses and other current assets                                        364,631                     448,364
      Income taxes receivable                                                        1,226,864                        ---
      Deferred income taxes                                                          1,092,000                   1,092,000
                                                                                     ---------                   ---------
                       Total current assets                                         20,564,568                  19,690,470


Plant and equipment, net                                                            19,797,732                  14,574,393
Goodwill, net of amortization of $840,000 and $499,000, respectively                 5,694,861                   6,247,588
Covenants not to compete, net of amortization of $309,000
           and $144,000, respectively                                                  791,236                     956,236
Security deposits and other assets                                                     453,874                   1,039,119
                                                                                       -------                   ---------

                       Total assets                                              $  47,302,271               $  42,507,806
                                                                                 ==============              ==============

Liabilities and Stockholders' Equity
Current liabilities:
      Current maturities of long term debt                                       $   2,110,835                $    564,425
      Current maturities of capitalized lease obligations                              828,073                   1,287,753
      Accounts payable and accrued expenses                                          8,947,436                   8,125,209
      Income taxes payable                                                                 ---                     590,104
                                                                                     ---------                     -------
                       Total current liabilities                                    11,886,344                  10,567,491

Long term debt, less current maturities                                             19,029,150                  11,309,675
Capitalized lease obligations payable, less current maturities                         557,424                   2,604,586
Deferred income taxes                                                                1,579,000                   1,579,000
                                                                                    ----------                   ---------
                       Total liabilities                                            33,051,918                  26,060,752

Stockholders' equity:
      Preferred stock:
           $.01 par value; authorized 5,000 shares; no shares issued
               and outstanding                                                             ---                         ---
      Common stock:
           $.01 par value; authorized 20,000,000 shares; issued
               5,548,761 shares                                                        55,488                      55,488
      Additional paid in capital                                                     5,009,671                   5,009,671
      Retained earnings                                                              9,217,122                  11,413,501
                                                                                     ---------                  ----------
                                                                                    14,282,281                  16,478,660

Less:
      Treasury stock, at cost, 30,499 and 30,409 shares at
      September 30, 2000 and December 31, 1999, respectively                           (31,928)                    (31,606)
                                                                                       -------                     -------
                      Total stockholders' equity                                    14,250,353                  16,447,054
                                                                                    ----------                  ----------

                       Total liabilities and stockholders' equity                $  47,302,271               $  42,507,806
                                                                                ==============              ==============



      See accompanying notes to unaudited consolidated financial statements

                               DISC GRAPHICS, INC.

                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2000 and 1999
                                   (unaudited)

                                 Three Months Ended September 30,         Nine Months Ended September 30,
                                       2000                1999                2000                1999

Net sales                        $ 17,803,868       $ 18,972,403          $ 49,971,782      $ 48,575,073
Cost of sales                      14,504,812         14,069,134            41,934,302        36,156,572
                                  -----------        -----------           -----------        ----------
     Gross profit                   3,299,056          4,903,269             8,037,480        12,418,501

Operating Expenses:
     Selling and shipping           1,749,559          1,833,226             5,339,296         4,894,901
     General and administrative     1,661,526          1,571,153             4,983,637         4,127,199
                                   ----------         ----------            ----------         ---------

         Operating income (loss)     (112,029)         1,498,890            (2,285,453)        3,396,401

Interest expense, net                 432,542            250,537             1,149,926           482,052
                                   ----------          ---------            ----------         ---------

Income (loss) before income taxes    (544,571)         1,248,353            (3,435,379)        2,914,349

Provision (benefit) for income taxes (185,000)           500,000            (1,239,000)        1,165,000
                                    ---------           --------            -----------        ---------
       Net income (loss)         $   (359,571)       $   748,353         $  (2,196,379)     $  1,749,349
                                 ============       ============         ==============     ============

       Net income (loss) per share:

            Basic                $      (0.07)       $      0.14         $       (0.40)     $       0.32
                                 ============        ===========         =============      ============
            Diluted              $      (0.07)       $      0.14         $       (0.40)     $       0.32
                                 ============        ===========         =============      ============

       Weighted average number of shares outstanding

            Basic                   5,518,262          5,518,352             5,518,277         5,518,364

            Diluted                 5,518,262          5,534,731             5,518,277         5,544,583



      See accompanying notes to unaudited consolidated financial statements

                               DISC GRAPHICS, INC.

                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999
                                  (unaudited)

                                                                           September 30,       September 30,
                                                                                2000               1999

Cash flows from operating activities:
     Net income (loss)                                                     $ (2,196,379)       $  1,749,349
     Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
             Depreciation and amortization                                    2,624,512           1,680,160
             Provision for doubtful accounts                                    100,185             357,980
             Loss on sale of assets related to consolidation of facilities      258,770                 ---
             Changes in assets and liabilities:
                     Accounts receivable                                     (1,385,472)           (682,532)
                     Inventory                                                1,598,500            (459,934)
                     Prepaid expenses and other current assets                  (84,752)           (113,260)
                     Accounts payable and accrued expenses                      805,356             954,690
                     Income taxes payable/receivable                         (1,816,968)            (68,879)
                     Security deposits and other assets                         583,046          (1,900,465)

                        Net cash provided by operating activities               486,798           1,517,109
                                                                                -------           ---------

Cash flows from investing activities:
     Capital expenditures                                                    (8,148,049)           (918,173)
     Purchase of net assets of business acquired                                 (7,500)         (3,574,829)
     Proceeds from sale of equipment                                            549,747                 ---
                                                                                -------          ----------
                        Net cash used in investing activities                (7,605,802)         (4,493,002)
                                                                             ----------          ----------

Cash flows from financing activities:
     Net proceeds from long-term debt                                         9,669,885           4,282,591
     Principal payments of capital lease obligations                         (2,506,842)         (1,195,347)
     Purchase of treasury stock                                                    (322)               (270)
                                                                                   ----                ----
                        Net cash provided by financing activities             7,162,721           3,086,974
                                                                              ---------           ---------

Net increase in cash                                                             43,717             111,081

Cash at December 31                                                             142,531              43,313
                                                                                -------              ------

Cash at September 30                                                        $   186,248         $   154,394
                                                                            ===========         ===========

Cash paid during the year for:
     Interest                                                               $ 1,029,558         $   453,989

     Income taxes                                                           $   577,968         $ 1,189,354



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

Acquisition
-----------


     On July 1, 1999, the Company acquired substantially all of the assets and certain liabilities of Contemporary Color Graphics, Inc. ("CCG"), a commercial printer (the "Acquisition"). The notes to the audited consolidated financial statements referred to above contain a description of the terms of the Acquisition. The following unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as (i) additional amortization expense due to goodwill (15 years) and a covenant not to compete (5 years) resulting from the Acquisition and (ii) increased interest expense due to cash borrowed under the Company's financing agreement for the payment of the purchase price, the repayment of CCG's notes payable and a note, supplemental note and convertible debenture issued by the Company. These unaudited pro forma results are not necessarily indicative of the results of operations which actually would have resulted had the purchase been effected on January 1, 1999, nor of future results of operations of the consolidated entities.


                                          Nine Months Ended
                                          September 30, 1999
                                          ------------------
                                  (In thousands, except per share amounts)


                  Net sales                $52,193
                  Net income                 1,549
                  Net income per share:
                      Basic                    .28
                      Diluted                  .28

     During the second quarter, the Company adjusted the goodwill associated with the acquisition of CCG by approximately $185,000 to properly reflect the value of certain assets and liabilities assumed as of the acquisition date. In accordance with the terms of the acquisition agreement an adjustment would be made to the purchase price as a result of the actual fair value of assets and liabilities acquired. The Company is currently in negotiations with the former owners of CCG regarding the finalization of the adjustments in the purchase price due to further modifications to minimum net worth levels of the business acquired.

     The principal amount due on the promissory note and convertible debentures on August 1, 2000 of $320,000 was not paid because minimum sales amounts required under the asset purchase agreement were not achieved. In addition, as a result of the sales shortfall, the remaining balances of the promissory note and convertible debenture was reduced by an additional $84,000. As a result of the downward adjustment, goodwill was also adjusted accordingly in the amount of $404,000. During the third quarter, the Company reversed approximately $42,000 of interest expense accrued on the principal obligations.

Inventories
-----------

        Inventories consist of the following:

                                September 30, 2000          December 31, 1999

          Raw materials            $1,962,442                 $3,477,610
          Work-in-process             617,413                    700,981
          Finished goods              250,019                    249,783
                                      -------                    -------
                                   $2,829,874                 $4,428,374
                                   ==========                 ==========

Consolidation of Facility
-------------------------

     In March 2000, the Company announced that it would close its Edgewood facility and consolidate its operations with its Hauppauge, New York facility. A summary of the charges relating to the consolidation of facilities is presented below:

         Severance                         $ 40,000
         Loss on sale of equipment          229,000
         Lease termination costs             44,000
         Other                               11,000
                                         ----------

         Total                             $324,000
                                           ========

     These charges for the nine months ended September 30, 2000 are included in cost of sales and general and administrative expenses in the amounts of $315,000 and $9,000, respectively, and were recorded in the first quarter of the year. The consolidation of this facility has been completed and all severance and other payments have been made. There were no changes in the total amounts accrued as compared to the actual total costs incurred. In addition, all accruals for expenses related to the consolidation of facilities were exhausted by September 30.

Long Term Debt
--------------

     As a result of the net loss in the second quarter of 2000, the Company did not meet certain financial covenants contained in its $15 million revolving credit facility (the "Credit Agreement"). On August 10, 2000, the lender under the Credit Agreement waived compliance by the Company with the covenants for the second quarter and issued a Commitment Letter to amend certain covenants. Accordingly, the borrowings outstanding have been classified as long-term debt on the accompanying balance sheet at September 30, 2000. The terms of the amended Credit Agreement include covenants which provide, among other things, that the Company meet certain financial performance criteria including maintenance of specified net worth levels and debt service ratios.

     On July 10, 2000, the Company obtained an increase to the amount available under the Credit Agreement from $15 million to $16.5 million until October 6, 2000. The Company is currently negotiating an extension to the increase. At September 30, 2000, $1,050,000 was outstanding under the extension and has been classified as current maturities of long term debt in the accompanying balance sheet.

Subsequent Event
----------------

      On October 25, 2000, Allied Digital Technologies, Corp. ("Allied"), one of the Company's long term customers, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. For the nine months ended September 30, 2000, Allied accounted for 3.9% of the Company's sales. The Company believes its allowance for doubtful accounts is adequate to cover any loss it may incur as a result of Allied's bankruptcy.

                               DISC GRAPHICS, INC.

     This Form 10-Q contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied by such statements. Such risks, uncertainties, and other important factors include, among others: the Company's ability to fulfill its stated business strategies; the Company's ability to identify other strategic business opportunities, and to integrate any such businesses into the Company's operations; the Company's ability to identify and develop additional product innovations; the Company's ability to sustain current growth rates in net sales of certain products; the effects of recent equipment purchases and leases for additional space on the Company's operations; the Company's ability to continue to improve efficiencies through the purchase or lease of equipment; the degree of success of the Company's ISO certification efforts; the amounts required for capital expenditures in future periods; the availability and cost of materials; and continuing industry-wide pricing pressures and other industry conditions. Such forward-looking statements speak only as of the date of this Report, and the Company disclaims any obligation or undertaking to update such statements. Each forward-looking statement that the Company believes is material is accompanied by one or more cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement in other sections of this Form
10-Q, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing forward-looking statements, readers are urged to read carefully all such cautionary statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

     The following discussion and analysis of the financial condition and results of operations of Disc Graphics, Inc. and its subsidiaries (collectively "Disc Graphics" or the "Company") for the nine-month period ended September 30, 2000 should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included elsewhere in this Report, and the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission (the "1999 Form 10-K"). Results for the periods reported herein are not necessarily indicative of results that may be expected for the full year or in future periods.

Results of Operations for the Three Months Ended September 30, 2000 and 1999
----------------------------------------------------------------------------

Net Sales
---------

     Net sales for the three months ended September 30, 2000 were $17,804,000 compared to $18,972,000 for the same period in 1999, representing a decrease of $1,168,000, or 6.2%. The $1,168,000 decline in revenues was due principally to decreased sales to commercial customers. The decrease in sales to commercial customers was partially the result of the Company's decision to eliminate low margin and unprofitable commercial sales in an effort to concentrate our resources on more profitable sectors within the commercial category. Additionally, the quarter's results were influenced by lower than anticipated sales from existing and potential new customers.

Gross Profit
------------

     The Company recognized gross profit of $3,299,000 (an 18.5% profit margin) for the three months ended September 30, 2000, as compared to $4,903,000 (a 25.8% profit margin) for the same period in 1999, representing a decrease of $1,604,000, or 32.7%. The Company's operating results continue to be negatively affected by lower than expected sales volume, an increased cost structure associated with the expansion of our facilities and the acquisition of large format equipment, as well as a 13.0% increase in raw material costs which can only be partially passed on to customers. Certain initiatives put into place during the year have begun to improve margins, as gross profit margin of 18.5% for the three months ended September 30, 2000 is an improvement over the 11.8% experienced in the three months ended June 30, 2000; however, it trails the 25.8% achieved during the same period in 1999. The Company has completed its planned capital improvement program in new technologies and equipment. The Company believes that the integration of this new equipment should enhance its operating efficiencies and improve its ability to compete in new markets, but there can be no assurance that the Company will be able to achieve these goals.

Selling, General, and Administrative Expenses
---------------------------------------------

     Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2000 were $3,411,000 (19.2% of net sales) compared to $3,404,000 (17.9% of net sales) for the same period a year ago, an increase of $7,000. The increase of 1.3 percentage points is primarily due to the decrease in sales.

Net Interest Expense
--------------------

     Net interest expense for the three months ended September 30, 2000 was $433,000 compared to $251,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility, equipment notes payable, its capital lease obligations on equipment and its note, supplemental note and debenture issued in connection with the acquisition of CCG. The increase in net interest expense is due to increased borrowings under the Company's revolving credit facility.

Income Taxes
------------

     As a result of the third quarter loss, the Company recorded a tax benefit of $185,000 compared to a provision for income taxes of $500,000 for the third quarter of the prior year.

Net Income (Loss)
-----------------

     The net loss for the three months ended September 30, 2000 was $360,000, compared to net income of $748,000 for the same period in the prior year, a decrease of $1,108,000. The decrease in net income is due to lower than expected sales volume coupled with the increased cost structure associated with the expansion of our facilities to accommodate large format equipment.

Results of Operations for the Nine Months Ended September 30, 2000 and 1999
---------------------------------------------------------------------------

Net Sales
---------

     Net sales for the nine months ended September 30, 2000 were $49,972,000 compared to $48,575,000 for the same period in 1999, representing an increase of $1,397,000, or 2.9%. Contributing to the overall increase in sales was the Company's acquisition on July 1, 1999 of the assets and certain liabilities of Contemporary Color Graphics, Inc. ("CCG") (the "Acquisition"), as well as an increase of $461,000 from cosmetic sampling products. Consumer product packaging, music/audio packaging and pharmaceutical packaging sales increased slightly due to increased sales efforts within these categories. These increases were offset by a decrease in video and entertainment software packaging sales which were adversely impacted by lower than anticipated sales from existing and potential new customers.

Gross Profit
------------

     The Company recognized gross profit of $8,037,000 (a 16.1% profit margin) for the nine months ended September 30, 2000, as compared to $12,419,000 (a 25.6% profit margin) for the same period in 1999, representing a decrease of $4,382,000, or 35.3%. The Company's operating results continue to be negatively affected by lower than expected sales volume, an increased cost structure associated with the expansion of our facilities and the acquisition of large format equipment. Also contributing to the reduction in gross profit is a 13.0% increase in raw material costs which can only be partially passed on to customers, as well as hard and soft costs associated with the implementation of ISO 9001 procedures.

Selling, General, and Administrative Expenses
---------------------------------------------

     Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2000 were $10,323,000 (20.7% of net sales) compared to $9,024,000 (18.6% of net sales) for the same period a year ago, an increase of $1,299,000. The increase in the dollar amount of SG&A is primarily due to increased headcount and the amortization of goodwill associated with the Acquisition. The remainder of the increase is due to normal inflationary increases, and revenue related expenses such as freight and commissions.

Net Interest Expense
--------------------

     Net interest expense for the nine months ended September 30, 2000 was $1,150,000 compared to $482,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility, equipment notes payable, its capital lease obligations on equipment and its note, supplemental note and debenture issued in connection with the Acquisition. The increase in net interest expense is due to increased borrowings under the Company's revolving credit facility and accrued interest payable on the note, supplemental note and debenture related to the Acquisition.

Income Taxes
------------

     As a result of the nine month loss, the Company recorded a tax benefit of $1,239,000 as compared to a provision for income taxes of $1,165,000 for the first nine months of the prior year.

Net Income (Loss)
-----------------

     The net loss for the nine months ended September 30, 2000 was $2,196,000, compared to net income of $1,749,000 for the same period in the prior year, a decrease of $3,945,000. The decrease in net income is due to lower than expected sales volume coupled with the increased cost structure associated with the expansion of our facilities to accommodate large format equipment, costs associated with closing the Edgewood facility, increase in paper costs, and hard and soft costs of implementing the ISO 9001 quality system.

Liquidity and Capital Resources
-------------------------------

     The primary source of cash for the Company's business has been cash flow from operations and availability under the Company's $15 million revolving credit facility. Cash as of September 30, 2000 was $186,000, compared to $143,000 as of December 31, 1999. Net cash provided by operations for the nine months ended September 30, 2000 was $477,000 compared to $1,517,000, for the nine months ended September 30, 1999. The decrease in cash flows from operations is primarily attributable to the loss from operations discussed above. As of September 30, 2000 the Company had working capital of $8,678,000.

     On July 10, 2000, the Company obtained an increase to the amount available under the Credit Agreement from $15 million to $16.5 million until October 6, 2000. The Company is currently negotiating an extension to the increase in availability under the credit agreement. With the aforementioned extension, the Company has $450,000 available under the revolving credit facility. The Credit Agreement contains covenants which requires Disc Graphics to satisfy certain performance criteria, net worth levels, and debt service ratios.

     As a result of the Acquisition in 1999, the Company's total indebtedness and future debt service obligations have increased significantly from prior levels. The Company intends to fund these debt service obligations from operating cash flow in future periods, and believes that it will have sufficient funds to do so. There can be no assurance, however that the Company will be able to integrate CCG's business successfully or realize any benefit from the Acquisition, or that earnings attributable to the Acquisition will be sufficient to offset the related costs associated with the Company's debt service obligations.

     Beginning in the third quarter of 1999 and through September 30, 2000, the Company made $9.7 million of capital improvements in connection with the purchase, preparation, and installation of a new 56-inch high speed diecutter and 56-inch six color press, as well as additional manufacturing equipment. The Company anticipates that by the end of fiscal 2000 it will refinance $9 to $10 million of existing operating equipment, which is inclusive of the aforementioned 56-inch equipment and the manufacturing equipment. The installation of the diecutter, press, and future additional equipment is intended to increase capacity and further improve plant efficiencies. However, there can be no assurance that the Company will be able to enter into financing agreements for such equipment on satisfactory terms, that the installation of such equipment will result in improved efficiencies, or that the Company's future results of operations will be improved as a result of any such plans.

Subsequent Events
-----------------

     On October 25, 2000, Allied Digital Technologies, Corp. ("Allied"), one of the Company's long term customers, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In 1999, Allied accounted for 5.1% of the Company's annual sales. For the nine months ended September 30, 2000, Allied accounted for 3.9% of the Company's sales. The Company believes its allowance for doubtful accounts is adequate to cover any loss it may incur as a result of Allied's bankruptcy. Disc is making efforts to sell directly to Allied's customers to mitigate the effect that Allied's bankruptcy will have on the Company.

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

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     As of September 30, 2000, there were no lawsuits pending, or, to the knowledge of the Company, claims threatened, which in the aggregate would be material, against the Company.

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

Item 6(b) Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           DISC GRAPHICS, INC.
                                           (Registrant)



November 13, 2000                           /s/ Donald Sinkin
                                            -----------------
                                            Donald Sinkin
                                            President & CEO


November 13, 2000                           /s/ Margaret Krumholz
                                            ---------------------
                                            Margaret Krumholz
                                            Sr. Vice President of Finance & CFO

                               DISC GRAPHICS, INC.

                          Quarterly Report on Form 10-Q
                 for the Fiscal Quarter Ended September 30, 2000


                                  EXHIBIT INDEX


Exhibit
Number             Description

27.1*              Financial Data Schedule

























* Document filed herewith