Form 10-K
period 2000-12-31
DISC GRAPHICS INC /DE/
filed 2001-04-16
CIK 904541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

[  X  ]   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2000
or
[      ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission file number 0-22696

DISC GRAPHICS, INC.
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3678012 (IRS Employer Identification No.)

10 Gilpin Avenue, Hauppauge, New York	11788
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:	(631) 234-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	None

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
      Yes [ x ] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ x ]

      At March 30, 2001, the aggregate market value of the voting and non-voting stock held by non-affiliates of Registrant was approximately $2.8 million, based on the closing price of the Common Stock on the Nasdaq Stock Market on that date.

      At March 30, 2001, the Registrant had outstanding 5,518,242 shares of Common Stock, $.01 par value per share.

     Documents incorporated by reference: The Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders is incorporated by reference into Part III (Items 10, 11, 12, and 13 of this Form 10-K).

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

      The Company's primary business strategies are to increase the Company's share of print and packaging sales within its primary markets and to develop innovative packaging designs and techniques for new and existing markets. The Company is actively involved in investigating additional printing and packaging related business opportunities, joint ventures, or other business relationships. The Company has entered into a joint venture arrangement with Southern Container Corporation and Schiffenhaus Industries, Inc. for the purpose of acquiring and operating a facility in New Jersey to produce reinforced folding cartons. This technology will use high-speed equipment to "laminate" printed sheets to single-faced corrugation. This venture will attempt to meet the demand for high-end graphic packaging with the structural attributes of corrugation (see Note 13 to Consolidated Financial Statements).

      Historically, the Company has grown primarily by developing new customers, increasing orders from existing customers, and by capitalizing on its superior service and response capabilities and through acquisitions. In 1996, the Company acquired the assets and certain liabilities of Pointille, Inc., a California based packaging printer; in 1997, the Company acquired the assets and certain liabilities of Benham Press, Inc., an Indiana based commercial printing company (the "Benham Acquisition") which, as discussed below, the Company plans to close during the second quarter of 2001; and in 1999, the Company acquired the assets and certain liabilities of Contemporary Color Graphics, Inc. ("CCG"), a New York based commercial printing company (the "CCG Acquisition") which was subsequently consolidated into the Hauppauge, New York facility during 2000, See Supra, Item 3, "Legal Proceedings", and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Contemporary Color Graphics, Inc. Acquisition". The Company has since integrated each of their manufacturing capabilities and sales and marketing programs into Disc Graphics' operations. Since 1995, the Company has operated a facility in Rockaway, New Jersey, which produces pressure sensitive labels for Disc Graphics.

      The Company began experiencing weakness in sales during the third and fourth quarters of 2000, which has continued into the first quarter of 2001. This is due in part to lower sales of video, entertainment and software packaging products to certain customers, and a general weakness in the economy.

      While the Company believes the reduction in demand for its products is temporary, it is currently taking aggressive steps to reduce capacity and bring its operations more in line with both current and projected revenue levels. The Company believes that its planned consolidation, discussed below, will not compromise the Company's ability to achieve growth in the markets that we currently serve. This is due in part to the investments that the Company has made in digital workflow, which has significantly improved turnaround times and has made it possible for the Company to consolidate its manufacturing facilities, as discussed below.

      As part of the planned consolidation, which was approved by the Company's Board of Directors in March 2001, the Company has made plans to shut down its Indianapolis, Indiana facility during the second quarter of 2001. The Company believes that the majority of sales and required manufacturing capacity associated with the Indiana location can be absorbed by the Company's remaining locations, where there is presently sufficient capacity. In addition, the Company will further streamline its operations by selling certain other equipment in an effort to further realign its capacity. The Company believes this operating realignment will provide a reduced cost structure and improve the Company's profit potential. In connection with these consolidation initiatives, the Company has written-down the related assets to their net realizable value and recorded a charge of $3,458,000 related to the revaluation of these impaired assets in the fourth quarter of 2000. In connection with the consolidation, the Company expects to incur certain exit costs, principally severance, estimated at $500,000. Such amounts will be expensed in 2001.

      The Company believes that the completion of these initiatives will improve the Company's cost structure and profit margins and strengthen its competitive position in both current and new markets. By consolidating operations, the Company believes it will achieve improved production efficiency, profitability and asset utilization. There can be no assurance, however, that the Company's consolidation initiative described above will succeed in making the Company more profitable.

      The Company's principal executive offices and principal manufacturing operations are located at 10 Gilpin Avenue, Hauppauge, New York 11788. Its telephone number is (631) 234-1400.

Background

      The Company was formed as the result of the acquisition by RCL Capital Corp ("RCL") of a printing company formerly known as Disc Graphics, Inc., a New York corporation ("Old Disc"). RCL was incorporated in August 1992 to serve as a vehicle to acquire an operating business. On November 18, 1993, RCL completed a public offering of units ("Units"), each Unit consisting of one share of RCL's Common Stock and two redeemable warrants. Net proceeds of the public offering after the payment of certain expenses yielded approximately $6,400,000, which was put into escrow pending the acquisition of an operating business.

      On October 30, 1995, RCL consummated the acquisition of Old Disc, which was structured as a merger of Old Disc with and into RCL. Following the merger, RCL changed its name to Disc Graphics, Inc. In connection with the merger, the Company redeemed approximately 185,000 shares of Common Stock held by the Old Disc shareholders at $5.15 per share, which left the Company with approximately $5 million (net of merger transaction costs) of the $6.4 million public offering proceeds. These proceeds were used primarily to reduce certain indebtedness of the Company and for working capital purposes. The merger was treated for accounting and financial reporting purposes as a reverse merger of RCL into Old Disc. In addition, in connection with the merger, Disc Graphics, Inc. adopted a December 31 fiscal year.

Packaging/Printing Industry

      The Company's revenue in 2000 was derived primarily from the manufacture and sale of paperboard folding cartons. An industry trade publication estimates that domestic shipments of folding cartons increased approximately 2% over 1999 levels with estimated 2000 revenues from folding cartons of approximately $8.4 billion. Despite slight growth in the overall industry, several of our markets experienced sales declines in 2000.There were many factors that affected our markets in 2000 including consolidation, the PC-based entertainment software market delayed or canceled the release of new products, and the introduction of PlayStation II® kept software producers and consumers unsure of the market's direction. The overall folding carton market continues to see significant competition from resin based alternative packaging and growth in corrugated as an alternative to paperboard packaging. Disc Graphics has entered into a three-party joint venture for the manufacturing of mini-flute corrugated packaging to create new market opportunities.

      Folding carton manufacturers are divided into three main categories: integrated manufacturers (those owned by or affiliated with a paperboard mill), non-integrated or independent manufacturers, and in-plant or "captive" manufacturers which are owned directly by the end user. Traditionally, the Company has competed with independent manufacturers. Several of our largest competitors, including Shorewood Packaging and IMPAC Group (AGI), have been acquired by paper companies, thus placing the Company in the position of competing with significantly larger integrated manufacturers.

      The Company focuses on those markets that use the folding carton as a point of purchase marketing enhancement for their products. A carton's color scheme, coatings, print, stamping and other graphic design features all contribute to the carton's promotional potential. The Company has concentrated in markets, such as the home video, software, cosmetics, music and pharmaceutical packaging markets, which utilize those techniques to a significant extent. The Company has devoted substantial resources toward developing the specialized processes required in such markets.

      The Company's business also includes commercial printing and labels. Industry trade sources have estimated that the total United States commercial printing market in 2001 to be approximately $88 billion. The industry is fragmented with many small printing companies serving regional markets. For example, within the New York City Metropolitan area, there are approximately 2,800 printing establishments with an average of 20 employees.

      Based on 1999 revenues, the Company was ranked 106 in the top 400 printing companies in the United States by an industry trade publication, as compared to 117 in 1998. Comparable rankings for 2000 were not available at the date of this report.

The Company's Packaging Products

      The Company's largest markets for folding cartons are the video and entertainment software markets. For the home video market, the Company manufactures bottom-load video sleeves, multi-packs and other specialty items. In addition to printing for major studios, the Company has historically concentrated on the catalogue and special interest video and software markets. The Company's catalogue customers typically have licensed or purchased products from major movie production studios. According to one industry trade group, the videocassette market showed a decline in 2000 in total "duplicated" units produced by approximately 4%. However, DVD production has been increasing since its development and the Company has focused its resources in this area. Packaging for these DVD videos is often sold to independent distributors and videotape duplicators. Through these distributors and duplicators, the Company has produced packaging for many Fortune 500 companies. Many home video companies are converting catalog titles or introducing new titles on DVD. The Company believes that this format for the delivery of movies has created new packaging opportunities, which will be a growth market for the Company.

      The Company produces packaging for some of the largest entertainment software companies in the United States. The Company believes that its national network of production facilities and its capabilities in producing high value-added packaging are strategic advantages in competing in this market. The Company also produces packaging for independent developers of console based (e.g., Nintendo(R) and PlayStation(R)) games and considers this market to be a growth opportunity.

      The Company manufactures CD packaging, including tray cards and booklets, pre-recorded cassette packaging, such as insert or "J" cards, as well as audio book packaging and other printed materials for the music and audio industries. The Company's music industry customers often require that packaging be produced quickly, often within days of placing an order. The Company has assembled a combination of skilled workers, advanced equipment, and production systems to meet these requirements. The Company has long standing customer relationships with major record companies in the United States and also manufactures packaging for major duplicators in the United States. Additionally, the Company manufactures packaging for special interest and secondary music and audio markets. The other major component of this market is audio book packaging. The Company believes that it has a significant share of this market. The Company's principal customers include two of the largest publishers in this market. Despite the overall decline of 12% during 2000 in the pre-recorded audio cassette market, Disc Graphics' sales increased in this market due to the Company's effort of maintaining strong relationships with many major companies.

      In the consumer products market, the Company manufactures cartons and packaging for personal care, luxury goods, pet products, food and other specialty packaging for these markets. Based on industry trade publications, some of these market segments show high growth potential in print and packaging. Given the growth opportunities and the high-value added nature of the packaging, these markets are a prime focus for the Company.

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

      In the commercial printing market, the Company prints brochures, posters, sell sheets and other promotional material. Due to the scheduled closure of the Indiana facility in the second quarter of 2001, the Company is anticipating a reduction in commercial sales to these local customers.

      The Company prints labels on pressure sensitive stock that is die cut to a customer's specifications. The primary markets for labels are pharmaceuticals, vitamins, video packages, pet products and specialty items. Many video and folding carton orders include an order for the corresponding labels.

      The Company distributes all packaging products directly to its customers.

Marketing and Sales

      The Company's revenues are derived from several product lines. The largest product line as a percentage of total 2000, 1999, and 1998 net sales were the video and entertainment software market, which accounted for approximately 32%, 38%, and 36%, respectively; followed by the consumer product packaging market, which accounted for approximately 24%, 23%, and 23%, respectively; the music and audio packaging market accounted for approximately 17%, 15%, and 15%, respectively; and the commercial printing market accounted for approximately 15%, 13%, and 15%, respectively. These markets correspond to product lines within the business segment in which the Company operates.

      The Company's sales and marketing efforts are conducted through direct solicitation by its sales staff and executive officers. The Company's package engineering staff assists customers with new package design and development. Because the Company has a short turnaround time, it has a small backlog of orders, as most orders are produced and delivered in one to four weeks.

Seasonality

      Historically, the Company's revenues have been moderately seasonal. However, because of the decline in revenue during the third and fourth quarters of fiscal 2000, the Company did not experience the same seasonality as it has in prior years. In the last two quarters of 2000 and 1999, the Company's revenues were approximately 51% and 56%, respectively, of annual sales. This seasonality is primarily the result of certain markets, such as the music and audio packaging markets, the video and entertainment software packaging markets and the consumer product packaging market, which require that products be produced and shipped between August and October of each year for sale during the holiday season.

Competition

      The Company competes with a small number of printed paperboard packaging companies within each of its markets. These industries require high quality packaging with rapid turnaround time and competitive pricing. The Company believes that its ability to perform all aspects of the manufacturing process in-house is an important factor in maintaining and improving its competitive position. The Company's principal methods of competition are price, service, and product quality.

      Traditionally, the Company has competed with independent manufacturers. Several of our largest competitors, including Shorewood Packaging and IMPAC Group (AGI), have been acquired by paper companies, thus placing the Company in the position of competing with significantly larger integrated manufacturers.

      While the Company believes its present competitive position is strong, there can be no assurance that this will not change. Several of the Company's competitors in each market have financial resources that are greater than the Company's. In addition, because the Company supplies packaging to consumer industries, it is also subject to the competitive forces affecting its customers.

Employees

      As of February 22, 2001, the Company had approximately 458 employees. Of these employees, 299 are located in the Company's Hauppauge, New York facility, with 241 serving in manufacturing capacities and 58 serving in selling and administrative capacities. The Company's Burbank, California facility has 87 employees, with 73 serving in manufacturing capacities and 14 serving in selling and administrative capacities. Disc Graphics' Rockaway, New Jersey facility has 21 employees, with 20 serving in manufacturing capacities and one serving in selling and administrative capacities. The Company's Indianapolis, Indiana facility has 51 employees, with 42 serving in manufacturing capacities and 9 serving in selling and administrative capacities, however in connection with the planned closing during the second quarter of 2001, employment is expected to cease at this location. See Supra, Item 1. "Business-General". A majority of the manufacturing employees located in the Burbank, California facility are represented by a labor union. The Company believes that its employee relations are good.

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

      In the fourth quarter of 2000, the Company implemented a cost containment initiative. As part of this initiative, Disc has negotiated more favorable pricing arrangements with certain of its main suppliers.

Equipment

      The Company owns or leases certain manufacturing, computer and other equipment used in the manufacture of its products and for its administrative support. As a specialty printing company, the Company's continued growth and competitiveness requires a significant investment in capital equipment.

Forward Looking Statements

      This Form 10-K contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied by such statements. Such risks, uncertainties, and other important factors include, among others: the Company's ability to fulfill its stated business strategies; the Company's ability to improve its revenue margin; the Company's ability to improve its position in current or new markets; the Company's ability to identify and consummate strategic business opportunities; the Company's ability to identify and develop additional product innovations; the Company's ability to achieve growth in net sales of its products; the effects of recent equipment purchases and leases for additional space on the Company's operations; the Company's ability to continue to achieve efficiencies through the purchase or lease of equipment; the effects of the Company's planned consolidation efforts; the effects of the Company's ISO certification efforts; the amounts required for capital expenditures in future periods; the availability and cost of materials; and continuing industry-wide pricing pressures and other industry conditions. Such forward-looking statements speak only as of the date of this Report, and the Company disclaims any obligation or undertaking to update such statements. Each forward-looking statement that the Company believes is material is accompanied by one or more cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, in other sections of this Form 10-K, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing forward-looking statements, readers are urged to read carefully all such cautionary statements.

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

Executive Officers of the Registrant

      Donald Sinkin (53 years of age) has been Chairman of the Board, President, Chief Executive Officer and the largest shareholder of the Company since 1986. Mr. Sinkin joined Disc Graphics as Pre-Press Supervisor and became Plant Manager in 1982. Prior to joining Disc Graphics, Mr. Sinkin helped found and manage Rutgers Packaging, a division of Queens Group, Inc. d/b/a Queens Litho.

      Stephen Frey (47 years of age) is a Director, Senior Vice President of Operations, Secretary and a major shareholder of the Company. Mr. Frey joined Disc Graphics in the Pre-Press Department in 1978, became Supervisor of that department in 1983, and established the Production and Planning Department in 1985. Mr. Frey was elected Vice President and Secretary in 1988 and a Director in 1990. He served as Chief Operating Officer from 1991 to 1995 and was elected Senior Vice President of Operations in 1998. Prior to joining Disc Graphics, Mr. Frey held various management positions with Kordet Color Corporation, a high-end commercial printer and Terrace Litho, a printing company servicing the book and publishing industries.

      John Rebecchi (46 years of age) is a Director, Senior Vice President of Sales & Marketing, and a major shareholder of the Company. Mr. Rebecchi joined Disc Graphics' predecessor in the Accounting Department and, upon Disc Graphics' formation in 1983, he served as Controller. After a brief absence from the Company, Mr. Rebecchi re-joined Disc Graphics in 1988 and was elected Vice President and Treasurer in 1988 and a Director in 1990. He served as Chief Financial Officer from 1991 through 1995 and was elected Senior Vice President of Sales & Marketing in 1998.

      Margaret M. Krumholz (41 years of age) is Senior Vice President of Finance and Chief Financial Officer of the Company. Ms. Krumholz joined Disc Graphics in 1994 and served as Controller until 1996 when she was elected Chief Financial Officer. She was elected Senior Vice President of Finance in August 1998. Prior to joining Disc Graphics, Ms. Krumholz held various financial and accounting positions, including Corporate Finance Manager for General Foods Baking Company, and received her C.P.A. while employed with PricewaterhouseCoopers.

      Frank A. Bress (53 years of age) is Vice President for Legal Affairs and Human Resource Policy and General Counsel of the Company. Mr. Bress joined Disc Graphics in January 1998 as General Counsel, and was elected Vice President for Legal Affairs in August 1998 and Vice President for Human Resource Policy in October 1998. Prior to joining Disc Graphics, Mr. Bress served as principal outside counsel to the Company from 1988 through 1997 while a partner in various law firms. Mr. Bress was an Associate Professor of Law at New York University School of Law from 1974 to 1986, and a Professor of Law and Associate Dean at Pace University School of Law from 1986 to 1988.

ITEM 2.    Properties

      As of December 31, 2000, the Company's principal properties were as follows:

Location	Activities Conducted	Approximate Square Footage of Facility
Hauppauge, NY	Sales Offices and Manufacturing (1)	87,000
Hauppauge, NY	Executive Offices and Manufacturing (2)	55,000
Hauppauge, NY	Warehouse (3)	40,000
Burbank, CA	Manufacturing (4)	30,000
Indianapolis, IN	Manufacturing (5)	27,000
Edgewood, NY	Manufacturing (6)	22,000
Rockaway, NJ	Manufacturing (7)	14,400
New York, NY	Sales (8)	2,400
Hauppauge, NY	Offices and Manufacturing (9)	1,000

(1)	The lease for this facility was entered on January 1, 2000, and expires January 31, 2008.
(2)	The lease for this facility terminates on December 31, 2007. The facility is owned indirectly by certain principals of the Company through a limited partnership, and the Company believes that the lease terms were and are at least as favorable to the Company as terms which could have been obtained from unaffiliated third parties for similar office and manufacturing space.

(3)	On January 1, 2000, the Company entered into a lease expiring August 31, 2001 to sublet to a third party approximately 36,000 square feet of the 40,000 square feet at the warehouse facility in Hauppauge, New York. The subtenant subsequently filed a bankruptcy petition, elected to terminate the lease and vacated the facility on February 2, 2001. On February 19, 2001, the Company entered into two leases expiring August 30, 2001 with third parties for the entire 36,000 square feet. The Company also entered into subleases dated July 1, 2000, November 1, 2000 and March 2001, all expiring August 30, 2001, with third parties for the balance of the office space in the warehouse facility.

(4)	This lease is scheduled to terminate on May 18, 2003.
(5)	The Company owns this facility, subject to a mortgage. In connection with the Company's consolidation initiatives, the Company intends to market this facility for sale during the second quarter of 2001. See, Supra, Item 1, "Business-General".

(6)	This lease is scheduled to terminate on July 14, 2003. In July 2000, the Company entered into a lease expiring July 14, 2003 to sublet approximately 18,000 square feet of this manufacturing facility to a third party.

(7)	This lease is scheduled to terminate on June 30, 2007. On July 1, 2000, the Company entered into a lease for an additional 6,000 square feet scheduled to terminate on June 30, 2007.
(8)	On January 1, 1999, the Company entered into a new lease expiring December 30, 2009 for this facility.The Company is currently negotiating the surrender of the lease without penalty by May 2001.
(9)	On August 1, 2000, the Company entered into this lease to house its Cosmetic Sampling Technologies, Inc. operations. The lease is scheduled to expire on July 31, 2001, but may be extended for two additional six-month terms.

ITEM 3.    Legal Proceedings

      As of December 31, 2000, there were no lawsuits pending against the Company. However, there was one asserted claim.

      On October 4, 2000, CCG asserted a claim against the Company for principal and interest payments allegedly due on August 1, 2000 under terms of a $1 million dollar note (the "CCG Note") and a $600,000 convertible debenture (the "CCG Debenture") given by the Company as partial payment of the purchase price in the CCG Acquisition. See, infra, Item 7. Management's Discussion and Analysis of Financial Condition; Contemporary Color Graphics Acquisition. Pursuant to the terms of the CCG asset purchase agreement, the CCG Note and the CCG Debenture, amounts due under the CCG Note and the CCG Debenture are diminished according to a formula contained in the Asset Purchase Agreement, dated as of July 1, 1999 between the Company, CCG and CCG's shareholders (the "CCG Asset Purchase Agreement"), as a result of a shortfall between required CCG sales and actual CCG sales. The Company believes that no payments are due to CCG under the terms of the CCG Asset Purchase Agreement. Under the terms of a subordination agreement executed by CCG in favor of the Dime Savings Bank in connection with the CCG Acquisition, CCG may not pursue its claim without the consent of the Dime Savings Bank, which consent has been refused.

      The Company believes that its potential liability under the asserted claim is not material.

ITEM 4.    Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the year ended December 31, 2000, there were no matters submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

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

	Common Stock		Class A Warrants
	High	Low	High	Low
Quarter Ended

March 31, 1999	$ 5.563	$ 4.250	$ .844	$ .375
June 30, 1999	5.000	3.750	.938	.125
September 30, 1999	5.313	3.625	.313	.031
December 31, 1999 (a)	3.750	2.313	0.31	.000
March 31, 2000	4.438	2.563	N/A	N/A
June 30, 2000	4.063	2.563	N/A	N/A
September 30, 2000	3.500	1.938	N/A	N/A
December 31, 2000	2.875	.750	N/A	N/A

      On April 2, 2001, the closing bid price for the Common Stock on the Nasdaq Small Cap Market was $1.06.

(a)	On November 9, 1999, the Company's Class A Redeemable Common Stock purchase warrants expired by their term.

Holders of Common Stock

      As of March 1, 2001, there were 45 holders of record and approximately 580 beneficial owners of the Common Stock.

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

SUMMARY FINANCIAL DATA
(In thousands, except per share amounts)

                                                              Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------------
                                        2000              1999             1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------------------
Income statement data:
Net sales                              $ 65,376         $ 67,988          $ 58,882         $ 48,445          $ 42,575
Gross profit                             11,732           17,290            15,799           12,693            10,911

Operating income (loss)                 *(5,610)           4,930             5,249            4,210             3,299
Net income (loss)                        (4,728)           2,507             2,864            2,159             1,454
Net income (loss) per
     common share
         Basic                             (.86)             .45               .52              .40               .29
         Diluted                           (.86)             .45               .52              .40               .29

Weighted average number
 of shares outstanding
         Basic                            5,518            5,518             5,474            5,387             5,091
         Diluted                          5,518            5,540             5,492            5,397             5,098

* Includes a $3,458,000 pre-tax asset impairment charge.

                                                                   As of December 31,
---------------------------------------------------------------------------------------------------------------------------------------
                                        2000              1999             1998               1997           1996
---------------------------------------------------------------------------------------------------------------------------------------
Balance sheet data:
Total assets                           $ 42,144         $ 42,508          $ 28,372         $ 26,747          $ 22,046
Long term liabilities                    22,173           15,493             6,737            8,494             5,598
Stockholders' equity                     11,718           16,447            13,940           11,112             8,964

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Contemporary Color Graphics, Inc. Acquisition

      On July 1, 1999, the Company acquired substantially all of the assets and certain liabilities of Contemporary Color Graphics, Inc. ("CCG"), a New York based commercial printer. The purchase price consisted of $3,500,000 in cash, and a promissory note in the amount of $1,000,000, a supplemental note in the amount of $1,000,000, convertible debentures in the amount of $600,000 and assumed debt of approximately $1,200,000, subject to adjustment. The Company paid the cash portion of the purchase price from borrowings under its revolving credit facility. Principal payments were scheduled to commence on August 1, 2000 with respect to the promissory note and debentures, and on August 1, 2003 with respect to the supplemental note. The former shareholders of CCG have the option of converting the debentures into shares of the Company's common stock, valued at $5.50 per share, at least 30 days before any principal or interest payment on the debentures. The CCG Acquisition was accounted for using the purchase method of accounting and accordingly, the results of CCG's operations are included in the Company's results from the date of the CCG Acquisition.

      During the second quarter of fiscal 2000, the Company increased the goodwill associated with the acquisition of CCG by approximately $185,000 to properly reflect the value of certain assets and liabilities assumed as of the acquisition date. In accordance with the terms of the acquisition agreement, an adjustment would be made to the purchase price as a result of the actual fair value of assets and liabilities acquired.

      Because post-closing minimum sales amounts required under the asset purchase agreement were not achieved, the CCG purchase price was reduced by $404,000 during the third quarter of fiscal 2000. This reduction was reflected in the non-payment by the Company of the principal amount due on the promissory note and convertible debentures on August 1, 2000 of $320,000, and a further reduction of $84,000 in the remaining balances of the promissory note and convertible debenture. As a result of the downward adjustment in the purchase price, goodwill was also reduced accordingly in the amount of $404,000. See, Supra, "Item 3 - Legal Proceeding".

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Sales

      Net sales for the year ended December 31, 2000 were $65,376,000 compared to $67,988,000 for the same period the prior year, representing a decrease of $2,612,000 or 3.8%. The $2,612,000 decline in revenues was due principally to lower than anticipated sales from existing and potential new customers in video, entertainment, and video software packaging. Additionally, the bankruptcy of one of the Company's largest customers also contributed to the reduction. Furthermore, decreased sales were partially the result of the Company's decision to eliminate low margin and unprofitable commercial sales in an effort to concentrate our resources on more profitable product lines within commercial and other categories. Historically, the Company has competed with independent manufacturers, however, in fiscal 2000, paper companies have purchased two of the Company's largest competitors. This puts the Company in the position of competing with significantly larger integrated manufacturers. In 2000, the Company's top ten customers accounted for 30% of revenues for the year as compared to 39% in 1999.

Gross Profit

      The Company recognized gross profit of $11,732,000 (a 17.9% profit margin) for the year ended December 31, 2000, as compared to $17,290,000 (a 25.4% profit margin) for the prior year, representing a decrease of $5,559,000, or 32.1%. The Company's operating results were negatively affected by lower than expected sales volume, an increased cost structure and production inefficiencies associated with the expansion of our facilities and the acquisition of large format equipment. See "Subsequent Events" for further discussion. Also contributing to the reduction in gross profit is an increase in raw material costs which can only be partially passed on to customers, as well as costs associated with the closing of the Edgewood facility in 2000. The Company expected to receive its ISO 9001 certification during fiscal 2000, but has delayed the certification process until 2001. In the fourth quarter of 2000, the Company implemented a cost containment initiative. As part of this initiative, Disc has negotiated more favorable pricing arrangements with several of its main suppliers.

Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2000 were $13,883,000 (21.2% of net sales) compared to $12,360,000 (18.2% of net sales) for the prior year, an increase of $1,523,000. The increase in the dollar amount of SG&A is primarily due to an increase in bad debt expense, increased headcount and labor costs, as well as the amortization of goodwill associated with the CCG Acquisition.

Charge Related to Impairment of Long Lived Assets

      In the fourth quarter of 2000, the Company recorded a charge related to the impairment of long lived assets of $3,458,000. This charge is comprised of the write-off of goodwill associated with the closure of the Indiana facility and the write down of certain manufacturing equipment and a building to net realizable value, which will be sold. See "Subsequent Events" for further discussion.

Interest Expense

      Net interest expense for the year ended December 31, 2000 was $1,662,000 compared to $747,000 for the prior year. Interest expense includes interest payable under the Company's revolving credit facility, its notes and capital lease obligations on equipment, as well as its note, supplemental note and debenture issued in connection with the CCG Acquisition. The increase in net interest expense is due to increased borrowings under the Company's revolving credit facility during the year for its capital improvement program, as well as a full year of interest expense on the note, supplemental note and debenture related to the CCG Acquisition.

Income Taxes

      As a result of the loss for the year ended December 31, 2000, the Company recorded a tax benefit of $2,543,000 as compared to a provision for income taxes of $1,676,000 for the year ended December 31, 1999, with a change in the effective tax rate to 35% in 2000 from 40% in 1999.

Net Income (Loss)

      The net loss for the year ended December 31, 2000 was $4,728,000, compared to a net income of $2,507,000 for the same period in the prior year, a decrease of $7,235,000. The decrease in net income is due to lower than expected sales volume, coupled with the increased cost structure associated with the expansion of our facilities to accommodate large format equipment, costs associated with closing the Edgewood facility, the impairment charge discussed above, and an increase in paper costs.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Sales

      Net sales for the year ended December 31, 1999 were $67,988,000 compared to $58,882,000 for the same period the prior year, representing an increase of $9,106,000 or 15.5%. The CCG Acquisition accounted for $2,803,000 of the increase in sales. The overall increase, excluding the effect of the CCG Acquisition, was most evident in video and entertainment software packaging ($4,857,000 or 23.1%), music and audio packaging ($1,393,000 or 15.3%) and consumer product packaging ($1,920,000 or 14.0%) between the comparison periods. Within the video and entertainment software category, entertainment software, specifically computer games, continues to be the primary driver in sales growth. Music/audio packaging sales also increased as a result of increased unit volume within this category, which enabled the Company to offset pricing pressures in the music and audio packaging industry.

Gross Profit

      The Company recognized gross profit of $17,290,000 (a 25.4% profit margin) for the year ended December 31, 1999, as compared to $15,799,000 (a 26.8% profit margin) for the prior year, representing an increase of $1,491,000, or 9.4%. The increased dollar amount is primarily due to the increase in net sales between comparison periods, as discussed above. The decrease of 1.4 percentage points in gross profit margin was due to increased costs in 1999 associated with downward pricing pressures, the Company's decision to invest significantly in the expansion of its capacity, the integration of the CCG Acquisition, and its implementation of ISO 9001 procedures.

Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1999 were $12,360,000 (18.2% of net sales) compared to $10,550,000 (17.9% of net sales) for the prior year, an increase of $1,810,000. The increase in the dollar amount of SG&A is primarily due to normal operating expenses and the amortization of goodwill, in each case associated with the CCG Acquisition. In addition, on April 29, 1999, Disc Graphics retained a consulting firm to assist the Company in becoming ISO certified. The Company expects its ISO 9001 certification to be complete by the end of 2001. Disc Graphics believes that this investment will ultimately transform the processes of the organization to improve product quality, increase production volume, and shorten the manufacturing time cycle. The Company believes that this commitment to improve customer satisfaction should enhance its competitive edge in current and new markets, but there can be no assurance of this. The remainder of the increase is due to normal inflationary increases, and revenue related expenses such as freight to customers and commissions.

Interest Expense

      Net interest expense for the year ended December 31, 1999 was $747,000 compared to $634,000 for the prior year. Interest expense includes interest payable under the Company's revolving credit facility, its capital lease obligations on equipment and its note, supplemental note and debenture issued in connection with the CCG Acquisition. The increase in net interest expense is due to increased borrowings under the Company's revolving credit facility and the note, supplemental note and debenture related to the CCG Acquisition.

Income Taxes

      The provision for income taxes for the year ended December 31, 1999 decreased from the 1998 level primarily due to the decrease in pretax income of $583,000 between comparison periods, with no significant change in the effective tax rate.

Net Income

      Net income for the year ended December 31, 1999 was $2,507,000, compared to $2,864,000 for the prior year, a decrease of $358,000, or 12.5%. Downward pricing pressures, the Company's decision to invest significantly in the expansion of its capacity, the integration of the CCG acquisition, and its implementation of ISO 9001 procedures all contributed to the decrease in net income.

Liquidity and Capital Resources

      The primary source of cash for the Company's business has been cash flow from operations and availability under the Company's revolving credit facility. Cash as of December 31, 2000 was $59,000, compared to $143,000 as of December 31, 1999. Net cash provided by operations for the year ended December 31, 2000 was $776,000 compared to $4,533,000 for the year ended December 31, 1999. The decrease in cash flows from operations is primarily attributable to the loss from operations discussed above. As of December 31, 2000, the Company had working capital of $10,519,000.

     At December 31, 2000, the Company was not in compliance with certain financial covenants contained in the Credit Agreement. On April 13, 2001, following the adoption by the Company of a consolidation plan (see note 17), the Company received a commitment letter from the lender which will restructure the Credit Agreement. The commitment letter waives the covenant violations. In addition, the commitment letter establishes revised covenants to reflect the Company's 2001 projections and consolidation plan. While the Company believes it will meet its 2001 projections, there can be no assurance that such projections can be attained as a result of the softness in revenues experienced during the fourth quarter of 2000 and the first quarter of 2001.

     The commitment letter also includes the following changes to the Credit Agreement: (i) reduction in maximum borrowing amount to $12,700,000, subject to a borrowing base formula based on eligible accounts receivable and inventory, (ii) change in maturity date to April 15, 2002 (with no conversion to a term loan as provided for in the original agreement), (iii) change in interest rate to the bank's base rate plus 1%, and (iv) required prepayment and reduction in availability of the facility equal to a portion of the Federal tax refund received by the Company.

      Beginning in the third quarter of 1999 and through December 31, 2000, the Company made $9.7 million of capital improvements in connection with the purchase of additional manufacturing equipment. On December 29, 2000 and January 9, 2001, the Company refinanced $6.4 million of existing operating equipment. As a result of the CCG Acquisition in 1999 and the purchase of additional manufacturing equipment over the past two years, the Company's total indebtedness and future debt service obligations have increased significantly from prior levels. The Company intends to fund these debt service obligations from operating cash flow in future periods, and believes that it will have sufficient funds to do so. In addition, proceeds from the sale of equipment and a building discussed below will be utilized to pay down borrowings under the Company's debt agreements.

Subsequent Events

      The Company began experiencing weakness in sales during the third and fourth quarters of 2000, which has continued into the first quarter of 2001. This is due in part to lower sales of video, entertainment and software packaging products to certain customers, and a general weakness in the economy.

      While the Company believes the reduction in demand for its products is temporary, it is currently taking aggressive steps to reduce capacity and bring its operations more in line with both current and projected revenue levels. The Company anticipates that its planned consolidation, discussed below, will not compromise the Company's ability to achieve growth in the markets that we currently serve. The investments which have been made in digital workflow have significantly improved turnaround times essentially eliminating the need for a physical presence in Indiana.

      Pursuant to the Company's planned consolidation, which was approved by the Company's Board of Directors in March 2001, the Company intends to close its Indiana location during the second quarter of 2001. The Company believes that the majority of sales and required manufacturing capacity associated with the Indiana location can be absorbed by the Company's remaining locations, where there is presently sufficient capacity. In addition, the Company intends to streamline further its operations by selling certain other equipment in an effort to further realign its capacity. The Company believes that this operating realignment will provide a reduced cost structure and improve the Company's profit potential. In connection with these consolidation initiatives, the Company has written-down the related assets to their net realizable value and recorded a charge of $3,458,000 related to the revaluation of these impaired assets in the fourth quarter of 2000. In connection with the consolidation, the Company expects to incur certain exit costs, principally severance, estimated at $500,000. Such amounts will be expensed in 2001.

      A summary of the charges relating to the closing of the Indiana facility and expected sale of equipment is presented below:

Write-off of goodwill	$ 295,000
Estimated loss on sale of equipment	3,163,000
Total	$ 3,458,000 ————

      The goodwill relates to the Indiana acquisition in 1997. The Company has provided for the loss on sale of equipment by using the estimated fair market value less any costs related to the sale based on information received from equipment manufacturers and brokers. Such estimates of the value of equipment could change based on the actual proceeds received by the Company. Anticipated proceeds from the sale of equipment will be utilized to pay down borrowings under the Company's debt agreements.

      The Company believes that these initiatives will improve its cost structure and profit margins and strengthen its competitive position in both current and new markets. By consolidating operations, the Company believes that it will achieve improved production efficiency, profitability and asset utilization. However, there can be no assurance that the Company's profit margins and competitive position will improve.

Inflation and Seasonality

      The Company has experienced certain inflationary increases in variable costs. The Company has continued to manage the impact of these cost increases by renegotiating supplier contracts that provide price protection and price roll-backs, as well as obtaining certain volume discounts through the purchase of larger quantities of raw material and improving manufacturing efficiencies, while providing the same high quality product at competitive prices.

      Historically, a portion of the Company's business has been moderately seasonal. The requirements of the home video, music and cosmetic markets for products to be delivered for the holiday season generally causes an increase in sales from August through October. See "Item 1. Business-Seasonality," above.

New Accounting Pronouncement

      Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement established accounting and reporting standards for derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" was issued, making SFAS No. 133 effective for all quarters of fiscal years beginning after June 15, 2000, or the Company's fiscal 2001. Based upon review of the provisions of this standard, the Company has determined that it will not have a material impact on its financial position or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company finances the purchase of production equipment and other capital expenditures through long-term debt and/or capital leases. The majority of the Company's long term debt is its revolving line of credit, which is exposed to changes in interest rates. As of December 31, 2000, the Company had $12.8 million of debt outstanding on its revolving line of credit. The stated or implicit rates on the Company's other borrowings, including capital leases, are generally fixed or in those instances where rates are variable, the Company generally fixes the rates through interest rate swap agreements. If current interest rates were to increase by 10%, the effect to the Company would be an additional annual expense of approximately $80,000.

      The Company does not have any sales, purchases, assets or liabilities denominated in currencies other than the U.S. dollar, and as such is not subject to foreign currency exchange rate risk.

ITEM 8.	Financial Statements and Supplementary Data

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2000 and 1999

(With Independent Auditors' Report Thereon)

Independent Auditors' Report

The Board of Directors
    and Stockholders
Disc Graphics, Inc.:

We have audited the accompanying consolidated balance sheets of Disc Graphics, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Disc Graphics, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Melville, New York
February 2, 2001, except for
Notes 6, 8 and 17, which are as of April 13, 2001

-F1-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2000 and 1999

                                                          2000           1999
                                                          ----           ----
  Assets
  ------

Current assets:
      Cash                                            $    59,489        142,531
      Accounts receivable, net of allowance for
        doubtful accounts of $1,498,000 and
                $1,418,000, respectively               12,343,062     13,579,201
      Inventories                                       2,695,377      4,428,374
      Prepaid expenses and other current assets           355,626        448,364
      Income taxes receivable                           1,281,284            --
      Deferred income taxes                             2,037,000      1,092,000
                                                        ---------      ---------
                       Total current assets            18,771,838     19,690,470

Plant and equipment, net (including $6,020,000
        of assets held for sale at December 31, 2000)  16,782,729     14,574,393
Goodwill, net of amortization of $946,000 and
        $499,000, respectively                          5,293,688      6,247,588
Covenants not to compete, net of amortization
        of $364,000 and $144,000, respectively            736,236        956,236
Security deposits and other assets                        559,168      1,039,119
                                                          -------      ---------

                       Total assets                  $ 42,143,659     42,507,806
                                                     ============     ==========

        Liabilities and Stockholders' Equity

Current liabilities:
      Current maturities of long term debt           $  1,458,290        564,425
      Current maturities of capitalized lease
         obligations payable                              710,485      1,287,753
      Accounts payable and accrued expenses             6,083,982      8,125,209
      Income taxes payable                                  --           590,104
                                                        ---------     ----------
                       Total current liabilities        8,252,757     10,567,491

Long term debt, less current maturities                20,509,060     11,309,675
Capitalized lease obligations payable,
        less current maturities                           416,634      2,604,586
Deferred income taxes                                   1,247,000      1,579,000
                                                        ---------      ---------
                       Total liabilities               30,425,451     26,060,752

Stockholders' equity:
      Preferred stock:
           $.01 par value; authorized 5,000 shares;
                no shares issued and outstanding          - - - -        - - - -
      Common stock:
           $.01 par value; authorized 20,000,000
                shares; issued 5,548,761 shares            55,488         55,488
      Additional paid in capital                        5,009,671      5,009,671
      Retained earnings                                 6,685,012     11,413,501
                                                        ---------     ----------
                                                       11,750,171     16,478,660

Less:
      Treasury stock, at cost, 30,519 and 30,409
        shares at December 31, 2000 and December 31,
                1999, respectively                        (31,963)       (31,606)
                                                          -------        -------
                    Total stockholders' equity         11,718,208     16,447,054
                                                       ----------     ----------

                    Total liabilities and
                        stockholders' equity         $ 42,143,659   $ 42,507,806
                                                     ============   ============

See accompanying notes to Consolidated Financial Statements.

-F2-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2000, 1999, and 1998

                                    2000              1999              1998
                                    ----              ----              ----

Net sales                    $    65,376,090       67,987,941         58,881,533
Cost of  sales                    53,644,234       50,697,468         43,082,081
                                 -----------      -----------         ----------

     Gross profit                 11,731,856       17,290,473         15,799,452

Operating Expenses:
     Selling and shipping          7,572,868        6,804,982          6,018,562
     General and administrative    6,310,521        5,555,369          4,531,620
     Asset impairment charge       3,458,000            -----              -----
                                   ---------        ---------          ---------
        Operating income (loss)   (5,609,533)       4,930,122          5,249,270

Interest expense, net              1,661,956          747,202            633,512
Gain on disposal of equipment           ----             ----            149,669
                                   ---------        ---------            -------

Income (loss) before provision
        for income taxes          (7,271,489)       4,182,920          4,765,427

Provision (benefit) for
        income taxes              (2,543,000)       1,676,000          1,901,000
                                  -----------      ----------          ---------

        Net income (loss)      $  (4,728,489)       2,506,920          2,864,427
                               =============        =========          =========
        Net income (loss)
                per share:

             Basic             $       (0.86)            0.45               0.52
                               =============             ====               ====

             Diluted           $       (0.86)            0.45               0.52
                               =============             ====               ====

        Weighted average number of shares outstanding

             Basic                 5,518,269        5,518,361          5,474,444

             Diluted               5,518,269        5,540,265          5,492,050

See accompanying notes to Consolidated Financial Statements.

-F3-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2000, 1999, and 1998

                                                                    Additional
                             Preferred stock     Common Stock        paid in      Retained    Treasury
                             Shares   Amount   Shares     Amount     capital      earnings     Stock      Total

Balance,
December 31, 1997              ----   $----   5,440,256   $ 54,403  5,044,934    6,042,154   (29,815)  11,111,676

Shares issued in connection
 with warrants exchanged       ----    ----     108,505      1,085     (1,085)        ----      ----         ----

Purchase of treasury stock     ----    ----        ----       ----       ----         ----    (1,521)      (1,521)

Purchase of warrants           ----    ----        ----       ----    (34,178)        ----      ----      (34,178)

Net income                     ----    ----        ----       ----       ----    2,864,427      ----    2,864,427
                             ------  ------    --------    -------   ---------   ---------   --------- ----------
Balance,
December 31, 1998              ----    ----   5,548,761     55,488  5,009,671    8,906,581   (31,336)  13,940,404

Purchase of treasury stock     ----    ----       ----        ----       ----         ----      (270)        (270)

Net income                     ----    ----       ----        ----       ----    2,506,920       ----   2,506,920
                             ------  ------   ---------    -------   --------    ---------   --------   ----------
Balance,
December 31, 1999              ----    ----   5,548,761     55,488  5,009,671   11,413,501   (31,606)  16,447,054

Purchase of treasury stock     ----    ----       ----        ----       ----          ----     (357)        (357)

Net income (loss)              ----    ----       ----        ----       ----   (4,728,489)     ----   (4,728,489)
                             ------  ------   ---------   --------  ----------  -----------  --------  -----------
Balance,
December 31, 2000              ----  $----     5,548,761    55,488  5,009,671    6,685,012   (31,963)  11,718,208
                               ====   ====     =========    ======  =========    =========   ========  ==========

See accompanying notes to consolidated financial statements.

-F4-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2000, 1999, and 1998

                                                2000         1999        1998
                                                ----         ----        ----

Cash flows from operating activities:
     Net income (loss)                     $ (4,728,489)   2,506,920   2,864,427
     Adjustments to reconcile net income
        (loss) to net cash provided by
                operating activities:
        Depreciation and amortization         3,623,455    2,477,667   2,216,705
        Deferred income tax expense
                        (benefit)            (1,277,000)     127,000     161,000
           Provision for doubtful accounts      940,324      422,721     402,470
           Asset impairment charge            3,458,000         ----        ----
           Loss on sale of assets related
            to consolidation of
               Edgewood facility                258,770         ----       -----
           Gain on disposal of equipment           ----         ----    (149,669)
           Changes in assets and liabilities,
                net of the effect of business acquired:
                  Accounts receivable           296,278     (210,400) (1,425,208)
                  Inventory                   1,732,997   (1,857,906)   (472,933)
                  Prepaid expenses and
                     other current assets       (75,747)     (46,677)     57,458
                  Accounts payable and
                     accrued expenses        (2,058,098)   1,641,772     201,406
                  Income taxes payable       (1,871,388)    (225,848)    306,025
                  Security deposits and
                     other assets               476,998     (302,272)   (470,413)
                                                -------     --------    --------
             Net cash provided by
                operating activities            776,100    4,532,977   3,691,268
                                                -------    ---------   ---------

Cash flows from investing activities:
     Capital expenditures                    (9,179,655)  (5,722,182) (1,025,613)
     Purchase of net assets of
        business acquired                        (7,500)  (3,581,806)     18,211
     Proceeds from sale of equipment            596,340         ----     166,900
                                                -------    ---------     -------
     Net cash used in investing activities   (8,590,815)  (9,303,988)   (840,502)
                                             ----------   ----------    --------

Cash flows from financing activities:
     Proceeds (repayments) of
          long-term debt                     10,497,250    6,356,356  (1,714,160)
     Principal proceeds from notes receivable      ----         ----      40,406
     Proceeds from capital lease obligations       ----         ----     745,549
     Principal payments of capital
          lease obligations                  (2,765,220)  (1,485,857) (1,875,302)
     Purchase of warrants                          ----         ----     (34,178)
     Purchase of treasury stock                    (357)        (270)     (1,521)
                                                   ----         ----      ------
     Net cash provided by (used in)
        financing activities                  7,731,673    4,870,229  (2,839,206)
                                              ---------    ---------  ----------

Net increase (decrease) in cash                 (83,042)      99,218      11,560

Cash at beginning of year                       142,531       43,313      31,753
                                                -------       ------      ------
Cash at end of year                          $   59,489      142,531      43,313
                                             ==========      =======      ======

See accompanying notes to Consolidated Financial Statements.

-F5-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000 and 1999

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

	(c)	Revenue Recognition Revenues are recognized when merchandise is shipped.
(d)	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents in 2000, 1999 and 1998.

	(e)	Inventories Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.
(f)	Property, Plant and Equipment

Plant and equipment are recorded at cost. Depreciation and amortization are charged to operations using the straight-line method over the following estimated useful lives:

Building	30 years
Machinery and equipment	3 to 11 years
Furniture and fixtures	3 to 7 years
Automobiles and trucks	3 to 5 years
Leasehold improvements	2 to 10 years

Assets under capital leases and leasehold improvements are amortized over the lesser of the term of the lease or the estimated life of the asset, depending upon the provisions of the lease.

-F6-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

December 31, 2000 and 1999

(g)	Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a period of 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. In connection with the closing of the Company's Indiana facility (see Note 17), related goodwill of $295,000 was written off in 2000.

(h)	Income Taxes

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

(i)	Net Income (Loss) Per Share

Basic earnings per share are computed by dividing income (loss) available to common stockholders (which, for the Company, equals its net income (loss)) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if all securities exercisable or exchangeable for or convertible into shares of common stock that were outstanding during the period, such as stock options, warrants and convertible debentures, were exercised or converted into shares of common stock. The computation of weighted average shares outstanding used in the calculation of diluted earnings per share does not include shares of common stock that would be issuable upon the exercise of the Company's outstanding Class A Warrants or the conversion of the convertible debenture, because the exercise price of such warrants and the conversion rate of such debentures exceeded the market price of the Company's common stock during the relevant periods. In 2000, the computation of diluted earnings per share does not include incremental shares issuable upon the exercise of stock options since the Company experienced a loss. Total options outstanding as of December 31, 2000 were 414,257.

(j)	Stock Option Plan

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

December 31, 2000 and 1999

(k)	Impairment of Long Lived Assets and Long Lived Assets to Be Disposed Of

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Due to the planned closure of the Company's Indiana facility and the sale of certain equipment and a building, the Company has revalued certain long lived assets based on the related fair values less costs to sell (see Note 17). As of December 31, 2000, $6,020,000 of net property, plant and equipment is expected to be sold.

(l)	Comprehensive Income The Company has no elements of other comprehensive income other than net income; therefore, comprehensive income equals reported net income.
(m)	Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles, including the estimated proceeds upon sale of equipment and a building described in Note 17, the amount of the allowance for doubtful accounts, projected future cash flows utilized in assessing the recoverability of long lived assets and the amortization period for goodwill. Actual results could differ from those estimates.

(2)	Acquisition of Contemporary Color Graphics, Inc.

On July 1, 1999, the Company acquired substantially all of the assets and certain liabilities of Contemporary Color Graphics, Inc., a New York based commercial printer ("CCG"), for $3,500,000 in cash at closing, a promissory note in the amount of $1,000,000, a supplemental note in the amount of $1,000,000, convertible debentures in the amount of $600,000 and assumed debt of approximately $1,200,000, subject to adjustment. See Note 8 for further information regarding the notes, debentures and debt assumed. The Company paid the cash portion of the purchase price from borrowings under its revolving credit facility. The acquisition was accounted for using the purchase method of accounting and in accordance with generally accepted accounting principles.

-F8-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

December 31, 2000 and 1999

The total purchase price, including transaction costs of $89,000, was allocated to the fair value of the assets acquired and liabilities assumed. The purchase price allocation resulted in goodwill of $5,266,300 and covenants not to compete of $1,000,000.

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

	(In thousands, except per share amounts)
	1999	1998
Net sales	$ 71,606	$ 66,350
Net income	2,307	2,874
Net income per share:
Basic	0.42	0.52
Diluted	0.42	0.52

During the second quarter of 2000, the Company increased the goodwill associated with the acquisition of CCG by approximately $185,000 to properly reflect the value of certain assets and liabilities assumed as of the acquisition date. In accordance with the terms of the acquisition agreement an adjustment would be made to the purchase price as a result of the actual fair value of assets and liabilities acquired.

The principal amount due on the promissory note and convertible debentures on August 1, 2000 of $320,000 was not paid because minimum sales amount required under the asset purchase agreement were not achieved for the year ended June 30, 2000. In addition, as a result of the sales shortfall, the remaining balances of the promissory note and convertible debenture was reduced by an additional $84,000. As a result of the downward adjustment, goodwill was also reduced accordingly in the amount of $404,000.

On October 4, 2000, the former owners of CCG asserted a claim against the Company for principal and interest payments allegedly due on August 1, 2000 under the terms of the $1 million note and the $600,000 convertible debentures. The Company believes that no payments are currently due to the former owners of CCG since the minimum sales levels discussed above were not achieved.

In March 2000, the Company announced that it would close its Edgewood facility (the former CCG facility) and consolidate its operations with its Hauppauge, New York facility. In connection with the consolidation, the Company recorded a charge of $324,000, principally relating to a loss on the sale of equipment.

-F9-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

December 31, 2000 and 1999

(3)	Supplemental Cash Flow Information The following is supplemental information relating to the consolidated statements of cash flows:

	2000	1999	1998
Cash paid during the year for: Interest	$ 1,562,496	737,073	664,586
Income taxes	$ 605,388	1,774,848	1,448,500

(4)	Covenants Not to Compete

In 1999, the Company obtained non-compete agreements from the former owners in connection with the CCG acquisition The non-compete agreements were valued at $1,000,000. The non-compete agreements are being amortized over their term of five years using the straight-line method. Amortization of these covenants not to compete amounted to $200,000 and $100,000 for the years ended December 31, 2000 and 1999, respectively.

In 1997, the Company obtained a non-compete agreement in connection with the acquisition of Benham Press, Inc., an Indiana based printing company ("Benham"). The non-compete agreement was valued at $100,000. The non-compete agreement is being amortized over its term of five years using the straight-line method. Amortization of the covenant not to compete amounted to $20,000 for each of the years ended December 31, 2000, 1999 and 1998.

(5)	Inventories Inventories consist of the following:

	2000	1999
Raw materials	$ 1,517,370	3,477,610
Work-in-process	844,808	700,981
Finished goods	333,199	249,783
	$ 2,695,377 —————	4,428,374 —————

-F10-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

December 31, 2000 and 1999

(6)	Property, Plant and Equipment Property, plant and equipment consist of the following:

	2000	1999
Land and building	$550,000	550,000
Machinery and equipment	27,637,361	21,249,849
Furniture and fixtures	2,146,523	1,731,718
Leasehold improvements	2,743,373	1,472,713
Automobiles and trucks	268,450	222,328
	33,345,707	25,226,608
Less accumulated depreciation and amortization	13,399,978	10,652,215
Reserve for loss on sale of equipment and building	3,163,000	----
	$ 16,782,729 —————	$ 14,574,393 —————

Depreciation and amortization expense of property, plant, and equipment amounted to $2,953,208, $2,076,563 and $2,078,554 for the years ended December 31, 2000, 1999, and 1998, respectively.

(7)	Accounts Payable and Accrued Liabilities Accounts payable and accrued liabilities at December 31, 2000 and 1999 consisted of the following:

	2000	1999
Accounts payable and accrued accounts payable	$2,297,973	4,275,144
Accrued payroll and other employee benefits	2,399,112	2,582,444
Accrued vacation	402,330	396,688
Accrued commissions	374,929	643,773
Accrued other	609,638	227,160
	$6,083,982 —————	8,125,209 —————

-F11-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

December 31, 2000 and 1999

(8)	Long Term Debt Long Term Debt is summarized as follows:

	2000	1999
Revolving line of credit (a)	$ 12,809,131	7,750,000
Pinnacle Financing Corp. (b)	2,989,600	----
GE Capital Public Finance (c)	1,471,375	----
People's Capital and Leasing Corp. (d)	1,138,269	----
Promissory Note (e)	716,000	1,000,000
Supplemental Note (f)	1,124,950	1,041,650
Convertible Debenture (g)	480,000	600,000
Secured equipment financing note (h)	759,900	883,500
Mortgage payable (i)	478,125	545,625
Various secured equipment financing notes (j)	----	53,325
	21,967,350	11,874,100
Less current maturities	1,458,290	564,425
	$ 20,509,060 —————	$ 11,309,675 —————

(a)	In February, 1997, the Company entered into a financing agreement with Key Bank, N.A., now known as the Dime Savings Bank of New York, FSB, as amended on December 1, 1998 (the "Credit Agreement"). The Credit Agreement provides the Company with the option to convert the outstanding balance at February 21, 2001 to a fixed term loan to be repaid over four years. The revolving credit portion of the Credit Agreement provides financing (as defined), not to exceed $15,000,000. The Credit Agreement bears interest at the lower of LIBOR plus 2.00%, based on the debt coverage ratio, or the bank's base rate. At December 31, 2000 the base rate was 9.5%. The Credit Agreement is secured by substantially all of the Company's unsecured assets. In addition, the Credit Agreement contains various covenants, including the maintenance of certain financial ratios, including consolidated net worth, working capital, debt service, and funded debt to EBITDA.

At December 31, 2000, the Company was not in compliance with certain financial covenants contained in the Credit Agreement. On April 13, 2001, following the adoption by the Company of a consolidation plan (see note 17), the Company received a commitment letter from the lender which will restructure the Credit Agreement. The commitment letter waives the covenant violations. In addition, the commitment letter establishes revised covenants to reflect the Company's 2001 projections and consolidation plan. While the Company believes it will meet its 2001 projections, there can be no assurance that such projections can be attained as a result of the softness in revenues experienced during the fourth quarter of 2000 and the first quarter of 2001.

The commitment letter also includes the following changes to the Credit Agreement: (i) reduction in maximum borrowing amount to $12,700,000, subject to a borrowing base formula based on eligible accounts receivable and inventory, (ii) change in maturity date to April 15, 2002 (with no conversion to a term loan as provided for in the original agreement), (iii) change in interest rate to the bank's base rate plus 1%, and (iv) required prepayment of the facility equal to a portion of the Federal tax refund received by the Company.

(b)	Secured equipment financing note payable to Pinnacle Capital Corporation ("PCC") payable in 96 monthly installments of $43,799 including interest at a fixed rate of 9%.

-F12-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

December 31, 2000 and 1999

(c)	Secured equipment financing note payable to GE Capital Public Finance payable in 60 monthly installments of $34,273 including interest. Interest is variable, calculated at a rate of 1.50% plus LIBOR. The dollar amount of payments will not change with fluctuations in the interest rate. An adjustment is made at the end of each three-month period and the subsequent installment payment is adjusted accordingly.

(d)	Secured equipment financing note payable to People's Capital and Leasing Corp. payable in 84 monthly installments of $18,134 including interest at a fixed rate of 9%.
(e)	In connection with the acquisition of CCG, the Company issued a $1,000,000 promissory note. Principal on the promissory note must be paid in three annual installments commencing on August 1, 2000. Interest at a rate of 8.33% per annum on the note is paid quarterly. The principal amounts of this note and the debentures referred to below are subject to downward adjustment if CCG does not meet certain minimum revenue levels. In the event such levels are not met and the principal amounts are reduced, goodwill will be adjusted accordingly.

The principal amount due on the promissory note on August 1, 2000 of $200,000 was not paid because minimum sales amounts for the year ended June 30, 2000 required under the asset purchase agreement were not achieved. In addition, as a result of the sales shortfall, the remaining balances of the promissory note was reduced by an additional $84,000.

(f)	In connection with the acquisition of CCG, the Company issued a $1,000,000 supplemental note. Principal on the supplemental note must be paid in two annual installments commencing on August 1, 2003. Interest at a rate of 8.33% per annum on the note must be paid on each principal payment date. Interest accrued on the supplemental note as of December 31, 2000 is $124,950.

(g)	In connection with the acquisition of CCG, the Company issued a $600,000 convertible debenture. The convertible debenture must be paid in three annual installments commencing on August 1, 2000. Interest at a rate of 8.33% per annum on the note is paid quarterly. The former shareholders of CCG have the right to convert the debentures into shares of the Company's common stock, not less than 30 days before any principal or interest payment date at a rate of one share for every $5.50 of principal or interest.

The principal amount due on the convertible debentures on August 1, 2000 of $120,000 was not paid because minimum sales amounts required for the year ended June 30, 2000 under the asset purchase agreement was not achieved.

(h)	Secured equipment financing note payable to a bank, payable in monthly installments ranging from $10,300 in 2000 to $14,700 in 2006, plus interest. Interest is variable, calculated at a rate of 1.75% points below the bank's current index rate, which was 9.5% at December 31, 2000. The interest rate for this note was 7.75% at December 31, 2000.

-F13-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

December 31, 2000 and 1999

(i)	In connection with the acquisition of Benham, the Company secured a mortgage with a lending institution in the amount of $675,000 for the building and land acquired. The mortgage is payable over ten years, commencing March 1, 1998, at a fixed rate of 8.125%. This mortgage is secured by a first lien on the premises and an assignment of rents and leases on the premises.

(j)	Various secured equipment financing notes in the amount of $350,488. These notes were fully repaid in 2000.
Proceeds from the sale of equipment and a building, as discussed in Note 17, will be used to pay down long term debt.

The aggregate maturities of long-term debt outstanding as of December 31 for each of the five years subsequent to 2000, including amounts outstanding under the Credit Agreement, are as follows: $1,458,290 in 2001; $4,215,866 in 2002; $4,511,544 in 2003; $5,062,382 in 2004; $4,484,064 in 2005; $2,235,204 thereafter.

(9)	Leases

The Company is obligated under several capital leases for certain machinery and equipment that expire at various dates during the next two years. At December 31, 2000 and 1999, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:

	2000	1999
Machinery and equipment	$ 3,627,339	7,921,301
Less accumulated amortization	1,571,474	2,824,867
	$ 2,055,865 —————	5,096,434 —————

The Company occupies its premises pursuant to a lease with a related party expiring December 31, 2007, with a five year renewal option (see note 12). The lease provides for annual rentals, as defined, payable monthly, as well as payments for a share of maintenance, insurance, and real estate taxes. The Company is also obligated under various non-cancelable equipment leases.

Rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $1,841,268, $1,178,058, and $1,162,154, respectively.

-F14-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

December 31, 2000 and 1999

Future minimum lease payments under non-cancelable operating leases (with initial remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 2000 are:

	Capital Leases	Operating Leases
Year ending December 31:
2001	$ 772,686	$ 1,537,546
2002	431,470	1,107,188
2003	----	1,021,218
2004	----	978,589
2005	----	940,248
2006 and thereafter	----	2,037,892
Total minimum lease payments	1,204,156	7,622,681 —————
Less amount representing interest (at rates ranging from 7.25% to 8.75%)	77,037
Net principal portion	1,127,119
Less portion due within one year	710,485
Long-term portion	$ 416,634 —————

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

-F15-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

December 31, 2000 and 1999

(10)	Stockholders' Equity
(a)	Stock Options

Pursuant to the Company's 1995 Incentive Stock Option Plan (the "Plan"), an aggregate of 500,000 shares of the Company's Common Stock are reserved for issuance upon the exercise of options granted pursuant to the Plan. Officers, key employees, directors and certain consultants and advisors to the Company are eligible to participate in the Plan. The Plan may issue incentive stock options and nonqualified stock options. Options are granted at the market price on the date of grant and expire in five or ten years. The duration of any option granted under this Plan must be fixed by the Incentive Stock Option Committee in its sole discretion and no option may be exercised until at least six months after the date of grant. At December 31, 2000, there were 85,743 additional shares available for grant under the Plan.

Changes in options outstanding are as follows:

	Shares	Weighted-average exercise price

Outstanding December 31, 1997	175,500	$ 3.85
Granted	110,145	4.06
Outstanding December 31, 1998	285,645	3.93
Granted	18,879	4.50
Outstanding December 31, 1999	304,524	3.97
Granted	109,733	3.06
Outstanding December 31, 2000	414,257 —————	3.73
Exercisable at December 31, 2000	285,645 —————	$3.93 —————

The exercise price of options exercisable as of December 31, 2000 was from $2.00 to $4.76.

The weighted average remaining life of options outstanding as of December 31, 2000, was 6.37 years.

The assumptions used in determining the weighted average fair value of options granted are as follows:

	2000	1999	1998
Weighted average fair value	$3.04	3.06	2.91
Divided yield	----	----	----
Risk free interest rate	6.56%	4.70%	5.73%
Stock volatility	179%	56%	59%
Expected option life	10.00	10.00	9.77

-F16-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

December 31, 2000 and 1999

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

	2000	1999	1998
Net income (loss): As reported	$(4,728,489)	2,506,920	2,864,427
Pro forma	$(4,873,956)	2,395,469	2,744,554
Net income (loss) per share: As reported: basic and diluted	$(.86)	.45	.52
Pro forma: basic and diluted	$(.88)	.43	.50

(b)	Warrants

In connection with the Company's merger with its predecessor, warrants to purchase 1,000,000 shares of Common Stock were issued at exercise prices ranging from $7.00 to $10.00. These warrants expire on November 9, 2002.

In 1998, third parties exchanged 922,300 warrants which were issued in connection with the Company's predecessor's IPO for 108,505 shares of common stock. In addition during 1998, 100,000 warrants issued in connection with such IPO were repurchased for $34,178.

(11)	Income Taxes The provision for (benefit of) income taxes for the years ended December 31, 2000, 1999 and 1998 consists of the following:

	2000	1999	1998
Current Federal	$ (990,000)	1,268,000	1,484,000
State	(276,000)	281,000	256,000
	(1,266,000)	1,549,000	1,740,000
Deferred: Federal	(1,240,000)	82,000	200,000
State	(37,000)	45,000	(39,000)
	(1,277,000)	127,000	161,000
	$ (2,543,000) ————	1,676,000 ————	1,901,000 ————

-F17-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

December 31, 2000 and 1999

The provision for income taxes for the years ended December 31, 2000, 1999, and 1998 differed from the amounts computed by applying the Federal income tax rate of 34% primarily as a result of state and local income taxes, net of Federal income tax benefits.

The tax effects of temporary differences that give rise to a significant portion of the net deferred tax asset (liability) at December 31, 2000 and 1999 are as follows:

	2000	1999
Deferred tax assets: Inventory valuation	$ 47,000	45,000
Allowance for doubtful accounts	509,000	470,000
Uniform cost capitalization for inventory	47,000	67,000
Accrued vacation	110,000	133,000
Accrued salaries and commissions	31,000	57,000
Sales return allowance	----	48,000
Reserve for asset impairment	1,176,000	-------
Investment tax credit carryforwards and others	974,000	613,000
Total deferred tax assets	2,894,000	1,433,000
Less valuation allowance	(857,000)	(341,000)
Net deferred tax assets	2,037,000	1,092,000
Deferred tax liability: Accelerated depreciation for tax purposes	(1,247,000)	(1,579,000)
Net deferred tax asset (liability)	$ 790,000 ————	(487,000) ————

The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 was $857,000 and $341,000, respectively. The net change in the total valuation allowance for the year ended December 31, 2000 was an increase of $516,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, as well as the availability of carryback claims, management believes that it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000.

At December 31, 2000, the Company has available New York State investment tax credit carryforwards aggregating approximately $1,433,000 expiring through 2015.

-F18-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

December 31, 2000 and 1999

(12)	Related Party Transactions

The Company leases one of its operating facilities from an entity which is owned by several officers, directors and stockholders of the Company. The lease is for a fifteen year term expiring in 2007 and requires minimum annual rental payments of $348,000. Rentals paid to the entity were $348,000 in each of the years ended December 31, 2000, 1999 and 1998, and a security deposit of $115,000 paid on the lease is included in security deposits and other assets at December 31, 2000.

(13)	Commitments and Contingencies

In 1992, the Company entered into consulting agreements, as amended, to provide three of its shareholders a minimum annual consulting fee of $37,333 through August 31, 2001. The aggregate expense under these agreements was $111,999 in each of the years ended December 31, 2000, 1999 and 1998.

The Company has entered into a joint venture agreement with two other entities for the purpose of acquiring and operating a facility to produce reenforced folding cartons. Initial funding of $225,000 is included in "Security Deposits and Other Assets" in the accompanying consolidated balance sheet as of December 31, 2000. The Company is obligated to fund an additional $625,000 which is expected to be made in 2001. Additional contributions may also be required to fund the ventures operations.

(14)	Benefit Plans

The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All employees are eligible for voluntary participation upon completing three consecutive months of service. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company matches the participants' contributions up to a maximum of 3% of compensation. The costs related to the plan approximated $322,000, $224,000, and $116,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(15)	Fair Value of Financial Instruments

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

-F19-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

December 31, 2000 and 1999

(16)	Business and Credit Concentrations

Most of the Company's customers are located in the United States. No one customer accounted for more than 10% of the Company's sales for 2000, 1999, and 1998. At December 31, 2000 and 1999, three customers (aggregating 20%) and two customers (aggregating 19%) each accounted for more than 5% of the net accounts receivable balance, respectively.

The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns.

(17)	Asset Impairment Charge

As a result of weakening sales in the fourth quarter of 2000 and first quarter of 2001, the Company approved a plan to close its Indiana facility and sell certain manufacturing equipment during March 2001. In connection with this plan, the Company reassessed the recoverability of the related long-lived assets. This reassessment resulted in the recording of a non-cash charge of $3,458,000 during the fourth quarter of 2000. The Company wrote-off the remaining goodwill relating to the acquisition of the Indiana facility of $295,000. In addition, the Company estimated a loss of $3,163,000 in connection with the sale of certain manufacturing equipment and a building. The amount of the loss was estimated based on information received from equipment manufacturers and brokers and is subject to change based on the proceeds the Company realizes upon the actual sale of the related equipment and a building.

-F20-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

December 31, 2000 and 1999

(18)	Unaudited Quarterly Financial Information The following is a summary of unaudited quarterly operating results for fiscal 2000 and 1999 (in thousands, except per share amounts):

		2000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$ 16,572	15,595	17,804	15,405
Gross profit	2,894	1,845	3,299	3,694
Net income (loss)	(545)	(1,291)	(360)	*(2,532)
Net income (loss) per share: Basic and diluted	(.10) ———	(.23) ———	(.07) ———	(.46) ———

		1999

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$ 14,895	14,708	18,972	19,413
Gross profit	3,424	4,091	4,903	4,872
Net income	301	700	748	758
Net income per share: Basic and diluted	.05 ———	.13 ———	.14 ———	.14 ———

Net income per share calculations for each of the quarters are based on weighted average numbers of share outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's earnings per share.

*  Includes a $2,248,000 (net of tax) asset impairment charge (see Note 17).

-F21-

DISC GRAPHICS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Col. A.	Col. B.	Col. C.	Col. D.	Col. E.	Col. F.

Classification	Balance at Beginning of Period	Charged to Cost and Expense	Deduction(1)	Other	Balance at End of Period

For the year ended December 31, 1998: Allowance for doubtful accounts	$ 1,162,000	$ 403,000	$ (233,000)		$ 1,332,000

For the year ended December 31, 1999: Allowance for doubtful accounts	$ 1,332,000	$ 423,000	$ (337,000)		$ 1,418,000

For the year ended December 31, 2000: Allowance for doubtful accounts	$ 1,418,000	$ 940,000	$ (860,000)		$ 1,498,000

-F22-

____________________
(1)  Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure Not applicable.

PART III

      In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference to the Registrant's definitive Proxy Statement pursuant to Regulation 14A for the Registrant's 2001 Annual Meeting of Stockholders. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed with this Report:
(1) Financial Statements. (See Item 8 above.) Disc Graphics, Inc. Consolidated Financial Statements for each of the three years in the three-year period ended December 31, 2000.
(2) Financial Statement Schedules. (See Item 8 above.) Schedule II - Valuation and Qualifying Accounts
(3) Exhibits: See Exhibit Index included elsewhere in this Report.
(b)	Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 2000.
(c)	Exhibits. See Exhibit Index included elsewhere in this Report.
(d)	Financial Statement Schedules. See Items 8 and 14(a)(2) above.

EXHIBIT INDEX

Exhibit	Description
2	Agreement and Plan of Merger dated as of May 8, 1995 between the Registrant and Old Disc (filed as Exhibit 2.1 to the Form S-4 Registration Statement, Amendment No. 1 dated August 31, 1995 [File No. 33-94068]*).

2.1	Asset Purchase Agreement dated as of July 1, 1999, by and among the Registrant, Contemporary Color Graphics, Inc. ("CCG") and the shareholders of CCG named therein (filed as Exhibit 2.1 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).

2.2	Promissory Note dated July 1, 1999, made by the Registrant to CCG in the principal sum of $1.0 million (filed as Exhibit 2.2 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).

2.3	Supplemental Note dated July 1, 1999, made by the Registrant to CCG in the principal sum of $1.0 million (filed as Exhibit 2.3 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).

2.4	Security Agreement dated July 1, 1999 between the Registrant and CCG (filed as Exhibit 2.4 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).
2.5	Agreement of Amendment dated July 1, 1999, between KeyBank National Association and the Registrant (filed as Exhibit 2.5 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 4.a to the Current Report on Form 8-K dated October 27,1995, as amended by the Form 8-K/A Amendment No. 1 thereto*).
3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to Form 8-A, filed June 21, 1996*).
4.1	Redeemable Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, as warrant agent, including the form of Certificates representing the Class A Warrants (filed as Exhibit 4.3 to the Form S-1 Registration Statement, declared effective November 9, 1993 [File No. 33-62980]*).

4.2	Form of Merger Warrants, with Schedule indicating particular terms of each of 60 individual warrants (filed as Exhibit 4.f to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto*).

4.3	1995 Incentive Stock Option Plan (filed as Exhibit 4.5 to the Form S-4 Registration Statement, Amendment No. 1 dated August 31, 1995 [File No. 33-94068]*).
4.4	Agreement dated as of October 27, 1995 between certain stockholders of the Registrant and certain stockholders of Old Disc, a New York corporation (filed as Exhibit 4.h to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto*).

-22-

4.5	Form of certificate evidencing shares of Common Stock (filed as an Exhibit to the Registration Statement on Form S-1, File No. 33-62980 declared effective on November 9, 1993*).
4.6	Option to purchase 50,000 shares in favor of Jeffrey J. Bowe, dated October 24, 1997 (filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1997*).
4.7	Convertible Debenture due July 1, 2002, issued by the Registrant to CCG on July 1, 1999, in the principal amount of 600,000 (filed as Exhibit 4.1 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).

9.1	Voting and Registration Rights Agreement dated October 30, 1995 among the Registrant and its shareholders listed in Exhibit 1 thereto (filed as Exhibit 4.b to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No.1 thereto*).

10.1	Security Agreement dated February 26, 1997 between the Registrant and KeyBank National Association (filed as Exhibit 10.a to Registrant's Form 10-K for the fiscal year ended December 31, 1996*).
10.2	Asset Purchase Agreement dated as of May 17, 1996, by and among Registrant, Pointille, Inc. and the shareholders of Pointille (filed as Exhibit 2 to the Current Report on Form 8-K dated May 18, 1996*).

10.3	Form of Indemnification Agreement between RCL and the directors and officers of the Registrant (filed as an Exhibit to the Registration Statement on Form S-1, File No. 33-62980, declared effective on November 9, 1993*).

10.4	Management Agreement between RCL and RCL Capital Partners, Inc., formerly RCL Management Corp., dated October 1, 1992 (filed as an Exhibit to the Registration Statement on Form S-1, File No. 33-62980, declared effective on November 9, 1993*).

10.5	Agreement of Lease, dated as of December 1, 1992 between Registrant and Horizon Equity Partners, LP (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995*).

10.6	Agreement of Lease, dated as of September 15, 1993 between Registrant and Everis Realty Corp. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995*).

10.7	Agreement of Lease, dated as of June 14, 1995 between Disc Graphics Label Group, Inc. and Kertzner Associates, Ltd. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068, declared effective on October 30, 1995*).

10.8	Form of Employment Agreement, dated June 28, 1995, between Registrant and Donald Sinkin (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995*).

10.9	Form of Employment Agreement, dated June 28, 1995, between Registrant and John A. Rebecchi (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995*).

-23-

10.10	Form of Employment Agreement, dated June 28, 1995, between Registrant and Stephen Frey (filed as Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective October 30, 1995*).

10.11	Asset Purchase Agreement between Registrant and Benham Press, Inc. dated as of September 19, 1997 (filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1997*).
10.12	Employment Agreement between Registrant and Jeffrey J. Bowe dated as of October 24, 1997 (filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1997*).
10.13	$675,000 Mortgage and Security Agreement between Registrant and KeyBank National Association dated January 16, 1998 (filed as Exhibit "10.M" to the Registrant's Form 10-K for the fiscal year ended December 31, 1997*).

10.14	Amended and Restated Credit Agreement dated December 1, 1998 between the Registrant and KeyBank National Association (filed as Exhibit "10.N" to the Registrant's Form 10-K for the fiscal year ended December 31, 1998*).

10.15	Borrower's Confirmation of Security Agreement dated December 1, 1998 between the Registrant and KeyBank National Association (filed as Exhibit "10.O" to the Registrant's Form 10-K for the fiscal year ended December 31, 1998*).

10.16	Assignment and Assumption, dated as of January 1, 2000 between Allied Digital Technologies Corp., Registrant and Lee Halpern and Larry Halpern.**
10.17	Second Amendment to Commercial Lease, dated as of February 16, 2000 between Registrant and William S. Pine and Lisa Pine Trust u/d/t.**
10.18	Extension and Expansion Agreement Lease, dated as of February 17, 2000 between Registrant and Kerzner Associates Limited.**
10.19	Sublease, dated as of January 1, 2000 between Registrant and Banco Union, New York Agency.**
10.20	Amendment No. 2 to Amended and Restated Credit Agreement, dated December 1, 1998, between the Registrant and the Dime Savings Bank of New York, FSB f/k/a KeyBank National Association.**
10.21	Borrower's Confirmation of Security Agreement dated February 25, 2000, between the Registrant and The Dime Savings Bank of New York, FSB, f/k/a KeyBank National Association.**
10.22	Supplemental Revolving Credit Note dated July 10, 2000, between the Registrant and The Dime Savings Bank of New York, FSB, f/k/a KeyBank National Association.
10.23	Installment Promissory Note and Security Agreement dated December 29, 2000 between the Registrant and Pinnacle Capital Corporation ("PCC").
10.24	Installment Promissory Note and Security Agreement dated December 29, 2000 between the Registrant and Peoples Capital and Leasing Corp. ("People's").
-24-

21.1	Subsidiaries of the Company.**
23	Consent of Independent Accountants.**
25.1	Power of Attorney (included in the signature page of this Report).**
________________ * Document previously filed and incorporated herein by reference ** Document filed herewith.

Signatures and Power of Attorney

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DISC GRAPHICS, INC.
April 16, 2001	By: /s/ Donald Sinkin Donald Sinkin, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Donald Sinkin Donald Sinkin	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 16, 2001
/s/ Stephen Frey Stephen Frey	Senior Vice President of Operations Secretary and Director (Principal Operating Officer)	April 16, 2001
/s/ Margaret Krumholz Margaret Krumholz	Chief Financial Officer and Senior Vice President of Finance (Financial Officer and Principal Accounting Officer)	April 16, 2001
/s/ John Rebecchi John Rebecchi	Senior Vice President of Sales and Marketing and Director	April 16, 2001
/s/ Frank A. Bress Frank A. Bress	Vice President for Legal Affairs and General Counsel	April 16, 2001
/s/ Daniel Levinson Daniel Levinson	Director	April 16, 2001
/s/ Seymour W. Zises Seymour W. Zises	Director	April 16, 2001
/s/ Mark L. Friedman Mark L. Friedman	Director	April 16, 2001

Exhibit 21.1

Subsidiaries of the Company

Name of Subsidiary	State of Incorporation
Disc Graphics Label Group, Inc.	Delaware
Four Seasons Litho, Inc.	New York
Cosmetic Sampling Technologies, Inc.	Delaware