Form 10-Q
period 2001-03-31
DISC GRAPHICS INC /DE/
filed 2001-05-15
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22696

DISC GRAPHICS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	13-3678012
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 Gilpin Avenue, Hauppauge, New York	11788-8831
(Address of principal executive offices)	(Zip Code)

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

Yes   [ X ]    No   [   ]

As of March 31, 2001, 5,518,242 shares of the Registrant's Common Stock, par value $.01, were outstanding.

DISC GRAPHICS, INC.
FORM 10-Q
Quarter Ended March 31, 2001

DISC GRAPHICS, INC.

Consolidated Balance Sheets
As of March 31, 2001 (unaudited) and December 31, 2000

	March 31, 2001 (unaudited)	December 31, 2000

Assets
Current assets:
Cash	$43,497	$59,489
Accounts receivable, net of allowance for doubtful accounts of $1,541,000 and $1,498,000, respectively	10,813,878	12,343,062
Inventories	2,074,733	2,695,377
Prepaid expenses and other current assets	355,009	355,626
Income taxes receivable	1,603,374	1,281,284
Deferred income taxes	2,037,000	2,037,000

Total current assets	16,927,491	18,771,838

Plant and equipment, net (including $6,020,000 of assets held for sale)	16,530,912	16,782,729
Goodwill, net of amortization of $1,048,000 and $946,000, respectively	5,191,307	5,293,688
Covenants not to compete, net of amortization of $419,000 and $364,000, respectively	681,236	736,236
Security deposits and other assets	1,209,310	559,168

Total assets	$40,540,256 —————	$42,143,659 —————

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long term debt	$1,707,338	$1,458,290
Current maturities of capitalized lease obligations	639,213	710,485
Accounts payable and accrued expenses	5,036,414	6,083,982

Total current liabilities	7,382,965	8,252,757
Long term debt, less current maturities	20,663,025	20,509,060
Capitalized lease obligations payable, less current maturities	273,024	416,634
Deferred income taxes	1,247,000	1,247,000

Total liabilities	29,566,014	30,425,451

Stockholders' equity:
Preferred stock:
$.01 par value; authorized 5,000 shares; no shares issued and outstanding	---	---
Common stock:
$.01 par value; authorized 20,000,000 shares; issued 5,548,761 shares	55,488	55,488
Additional paid-in capital	5,009,671	5,009,671
Retained earnings	5,941,046	6,685,012
	11,006,205	11,750,171
Less:
Treasury stock, at cost, 30,519 shares	(31,963)	(31,963)
Total stockholders' equity	10,974,242	11,718,208
Total liabilities and stockholders' equity	$40,540,256	$42,143,659
	—————	—————

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.

Consolidated Statements of Operations
For the Three Months Ended March 31, 2001 and 2000
(unaudited)

	March 31, 2001	March 31, 2000

Net sales	$13,544,316	$16,572,439
Cost of sales	10,963,738	13,678,907

Gross profit	2,580,578	2,893,532

Operating Expenses: Selling and shipping	1,599,885	1,780,227
General and administrative	1,549,334	1,673,897

Operating loss	(568,641)	(560,592)

Interest expense, net	464,325	345,762

Loss before income taxes	(1,032,966)	(906,354)

Benefit for income taxes	(289,000)	(361,000)

Net loss	$(743,966)	$(545,354)
	——————	——————

Net loss per share:

Basic	$(0.13)	$(0.10)
	——————	——————

Diluted	$(0.13)	$(0.10)
	——————	——————

Weighted average number of shares outstanding

Basic	5,518,242	5,518,306

Diluted	5,518,242	5,518,306

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2001 and 2000
(unaudited)

	March 31, 2001	March 31, 2000

Cash flows from operating activities:
Net loss	$(743,966)	$(545,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	717,868	837,549
Provision for doubtful accounts	252,404	---
Changes in assets and liabilities:
Accounts receivable	1,276,780	2,356,719
Inventory	620,644	535,222
Prepaid expenses and other current assets	617	(121,026)
Accounts payable and accrued expenses	(1,047,568)	(2,510,064)
Income taxes receivable	(322,090)	(590,104)
Security deposits and other assets	(25,895)	243,135

Net cash provided by operating activities	728,794	206,077

Cash flows from investing activities:
Capital expenditures	(307,917)	(1,866,032)
Investment in joint venture	(625,000)	---
Purchase of net assets of business acquired	---	(7,500)

Net cash used in investing activities	(932,917)	(1,873,532)

Cash flows from financing activities:
Net proceeds from long-term debt	403,013	3,595,792
Principal payments of capital lease obligations	(214,882)	(2,001,350)
Purchase of treasury stock	---	(322)

Net cash provided by financing activities	188,131	1,594,120

Net decrease in cash	(15,992)	(73,335)

Cash at December 31	59,489	142,531

Cash at March 31	$43,497	$69,196
	——————	——————

Cash paid during the year for:
Interest	$436,359	$291,617

Income taxes	$33,090	$338,830

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General

      The consolidated financial statements included herein have been prepared by Disc Graphics, Inc. and its subsidiaries (collectively, the "Company") without audit. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures made herein are adequate to make the information presented not misleading, it is recommended that these consolidated financial statements be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000. The December 31, 2000 figures included herein were derived from such audited Consolidated Financial Statements. In the opinion of management, the information furnished herein reflects all normal recurring adjustments that are necessary to present fairly such information.

Inventories

Inventories consist of the following:

	March 31, 2001	December 31, 2000

Raw materials	$ 1,281,420	$ 1,517,370
Work-in-process	573,273	844,808
Finished goods	220,040	333,199

	$ 2,074,733	$ 2,695,377
	—————	—————

Asset Impairment Charge

      As a result of weakening sales in the fourth quarter of 2000 and first quarter of 2001, the Company approved a plan in March 2001 to close its Indiana facility in the second quarter of 2001 and sell certain manufacturing equipment. In connection with this plan, the Company reassessed the recoverability of the related long-lived assets. This reassessment resulted in the recording of a non-cash charge of $3,458,000 during the fourth quarter of 2000, which consisted of the write-off of the remaining goodwill relating to the acquisition of the Indiana facility of $295,000 and an estimated loss of $3,163,000 in connection with the sale of certain manufacturing equipment and a building. The amount of the loss was estimated based on information received from equipment manufacturers and brokers and is subject to change based on the proceeds the Company realizes upon the actual sale of the related equipment and the building. The closure of the Indiana facility commenced in April 2001 and the Company is currently seeking buyers for the related assets held for sale.

New Accounting Pronouncements

      Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement established accounting and reporting standards for derivatives as either assets or liabilities in the statement of financial position and required measurement of those instruments at fair value. In June 1999, SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" was issued, making SFAS No. 133 effective for all quarters of fiscal years beginning after June 15, 2000, or the Company's fiscal 2001. The Company has adopted this standard in the first quarter of 2001 and its adoption did not have a material impact on the Company's financial position or results of operations.

Investment in Joint Venture

      The Company entered into a joint venture agreement with two other entities for the purpose of acquiring and operating a facility to produce reinforced folding cartons. The Company funded an additional $625,000 to such venture during the three months ended March 31, 2001. The total amount funded through March 31, 2001 of $850,000 is included in "Security deposits and other assets" in the accompanying balance sheet.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The following discussion and analysis of the financial condition and results of operations of Disc Graphics, Inc. and its subsidiaries (collectively "Disc Graphics" or the "Company") for the three-month period ended March 31, 2001 should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Report, and the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission (the "2000 Form 10-K"). Results for the periods reported herein are not necessarily indicative of results that may be expected for the full year or in future periods.

Results of Operations for the Three Months Ended March 31, 2001 and 2000

Net Sales

      Net sales for the three months ended March 31, 2001 were $13,544,000 compared with $16,572,000 for the same period in 2000, representing a decrease of $3,028,000, or 18.3%. The decrease in sales was attributed to soft market conditions within the commercial and computer software product categories. Computer software product sales were further affected by the lack of new product releases. These decreases were partially offset by an increase in revenue from video and entertainment software packaging products sales along with an increase in pharmaceutical product sales.

Gross Profit

      The Company recognized gross profit of $2,581,000 (a 19.1% profit margin) for the three months ended March 31, 2001, as compared with $2,894,000 (a 17.5% profit margin) for the same period in 2000, representing a decrease of $313,000, or 10.8%. Given the financial challenges in a softening economy, the Company approved the closure of its Indiana facility during the first quarter of 2001, as well as the disposition of certain equipment. The Company also implemented a cost containment initiative, which included further headcount reductions in the Hauppauge facility and the renegotiation of more favorable pricing arrangements with several of its main suppliers. The Company believes that the execution of this strategy over the next several months should further reduce the Company's fixed cost base and continue to improve profit margins.

Selling, Shipping, General, and Administrative Expenses

      Selling, shipping, general, and administrative ("SG&A") expenses for the three months ended March 31, 2001 were $3,149,000 (23.3% of net sales) compared with $3,454,000 (20.8% of net sales) for the same period a year ago, a decrease of $305,000 or 8.8%. The decrease of $305,000 is primarily due to a reduction in headcount to decrease our fixed costs, as well as a reduction in commission expense due to lower sales for the first quarter of 2001.

Net Interest Expense

      Net interest expense for the three months ended March 31, 2001 was $464,000 compared with $346,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility, its notes and capital lease obligations on equipment, as well as its note, supplemental note and debenture issued in connection with the CCG Acquisition. The increase in net interest expense is due to increased borrowings under the Company's revolving credit facility for capital expenditures, which was partially offset by lower interest rates.

Income Taxes

      As a result of the first quarter loss, the Company recorded a tax benefit of $289,000 as compared with a tax benefit of $361,000 for the first quarter of the prior year. The effective tax rate of 28% for the three months ended March 31, 2001 is based on the estimated tax benefit for the year and the estimated loss for the full year.

Net Loss

      The net loss for the three months ended March 31, 2001 was $744,000, compared with a net loss of $545,000 for the same period in the prior year, an increase of $199,000. The increase in the net loss is due principally to lower sales volume resulting from soft market conditions.

Liquidity and Capital Resources

      The primary source of cash for the Company's business has been cash flow from operations and availability under the Company's revolving credit facility. Cash as of March 31, 2001 was $43,000, compared with $59,000 as of December 31, 2000. Net cash provided by operations for the quarter ended March 31, 2001 was $729,000 compared with $206,000 for the quarter ended March 31, 2000. The increase in cash flows from operations is primarily attributable to the cost containment initiative and headcount reductions as discussed above. As of March 31, 2001, the Company had working capital of $9,545,000.

      On April 13, 2001, following the adoption by the Company of a consolidation plan, the Company received a commitment letter from its lender which will restructure the Company's credit agreement (the "Credit Agreement"). The commitment letter establishes revised covenants to reflect the Company's 2001 projections and consolidation plan. While the Company believes it will meet its 2001 projections, there can be no assurance that such projections can be attained as a result of the softness in revenues experienced during the fourth quarter of 2000 and the first quarter of 2001. At March 31, 2001, and at the date of this report, the Company was in compliance with the revised covenants in the commitment letter.

      The commitment letter also includes the following changes to the Credit Agreement: (i) reduction in maximum borrowing amount to $12,700,000, subject to a borrowing base formula based on eligible accounts receivable and inventory, (ii) change in maturity date from February 21, 2002 to April 15, 2002 (with no conversion to a term loan as provided for in the original agreement), (iii) change in interest rate from the lower of LIBOR plus 2.00%, based on the debt coverage ratio, or the bank's base rate to the bank's base rate plus 1%, and (iv) required prepayment and reduction in availability of the facility equal to a portion of the Federal tax refund received by the Company.

      As a result of the acquisition of Contemporary Color Graphics, Inc. in 1999 and the purchase of approximately $10.0 million of additional manufacturing equipment over the past two years, the Company's total indebtedness and future debt service obligations have increased significantly from prior levels. The Company intends to fund these debt service obligations from operating cash flow in future periods, and believes that it will have sufficient funds to do so. In addition, proceeds from the sale of equipment and a building discussed above will be utilized to pay down borrowings under the Company's debt agreements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      The Company finances the purchase of production equipment and other capital expenditures through long-term debt and/or capital leases. The majority of the Company's long term debt is its revolving line of credit, which is exposed to changes in interest rates. As of March 31, 2001, the Company had $11.2 million of debt outstanding on its revolving line of credit. The stated or implicit rates on the Company's other borrowings, including capital leases, are generally fixed or in those instances where rates are variable, the Company generally fixes the rates through interest rate swap agreements. If current interest rates were to increase by 10%, the effect to the Company would be an additional annual expense of approximately $54,000.

      The Company does not have any sales, purchases, assets or liabilities denominated in currencies other than the U.S. dollar, and as such is not subject to foreign currency exchange rate risk.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

      As of March 31, 2001, there were no lawsuits pending against the Company. However, there was one asserted claim. On October 4, 2000, CCG asserted a claim against the Company for principal and interest payments allegedly due on August 1, 2000 under terms of a $1 million dollar note (the "CCG Note") and a $600,000 convertible debenture (the "CCG Debenture") given by the Company as partial payment of the purchase price in the CCG Acquisition. Pursuant to the terms of the CCG asset purchase agreement dated as of July 1, 1999 between the Company, CCG and CCG's shareholders (the "CCG Asset Purchase Agreement"), the CCG Note and the CCG Debenture, amounts due under the CCG Note and the CCG Debenture are diminished according to a formula contained in the CCG Asset Purchase Agreement, as a result of a shortfall between required CCG sales and actual CCG sales. The Company believes that no payments are due to CCG under the terms of the CCG Asset Purchase Agreement. Under the terms of a subordination agreement executed by CCG in favor of the Dime Savings Bank in connection with the CCG Acquisition, CCG may not pursue its claim without the consent of the Dime Savings Bank, which consent has been refused.

      The Company believes that its potential liability under the asserted claim is not material.

Item 2.   Changes in Securities and Use of Proceeds

     Not applicable.

Item 3.   Defaults Upon Senior Securities

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.   Other Information

     Not applicable.

Item 6(a)   Exhibits

      The Exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index, which appears elsewhere herein and is incorporated herein by reference.

Item 6(b)   Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended March 31, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DISC GRAPHICS, INC. (Registrant)

May 15, 2001	/s/ Donald Sinkin
Donald Sinkin President & CEO

May 15, 2001	/s/ Margaret Krumholz
Margaret Krumholz Senior Vice President of Finance & CFO

DISC GRAPHICS, INC.

Quarterly Report on Form 10-Q
for the Fiscal Quarter Ended March 31, 2001

EXHIBIT INDEX

Exhibit Number	Description

10.25	Installment Promissory Note and Security Agreement dated January 9, 2001 between the Registrant and Pinnacle Capital Corporation ("PCC").