Form 10-Q
period 2001-06-30
DISC GRAPHICS INC /DE/
filed 2001-08-14
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes   [ X ]    No   [   ]

As of August 1, 2001, 5,518,242 shares of the Registrant's Common Stock, par value $.01, were outstanding.

DISC GRAPHICS, INC.
FORM 10-Q
Quarter Ended June 30, 2001

DISC GRAPHICS, INC.

Consolidated Balance Sheets
As of June 30, 2001 (unaudited) and December 31, 2000

	June 30, 2001 (unaudited)	December 31, 2000

Assets
Current assets:
Cash	$85,461	$59,489
Accounts receivable, net of allowance for doubtful accounts
of $1,609,000 and $1,498,000, respectively	10,257,531	12,343,062
Inventories	1,686,101	2,695,377
Prepaid expenses and other current assets	432,093	355,626
Income taxes receivable	1,078,497	1,281,284
Deferred income taxes	2,037,000	2,037,000

Total current assets	15,576,683	18,771,838

Plant and equipment, net (including $6,020,000
of assets held for sale)	16,025,271	16,782,729
Goodwill, net of amortization of $1,150,000
and $946,000, respectively	5,089,392	5,293,688
Covenants not to compete, net of amortization
of $474,000 and $364,000, respectively	626,236	736,236
Security deposits and other assets	327,664	334,168
Investment in joint venture	721,120	225,000

Total assets	$38,366,366 —————	$42,143,659 —————

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long term debt	$2,742,144	$2,808,290
Current maturities of capitalized lease obligations	567,490	710,485
Accounts payable and accrued expenses	5,743,654	6,083,982

Total current liabilities	9,053,288	9,602,757

Long term debt, less current maturities	18,199,710	19,159,060
Capitalized lease obligations payable, less current maturities	147,313	416,634
Deferred income taxes	861,000	1,247,000

Total liabilities	28,261,311	30,425,451

Stockholders' equity:
Preferred stock:
$.01 par value; authorized 5,000 shares; no shares issued and outstanding	----	----
Common stock:
$.01 par value; authorized 20,000,000 shares; issued 5,548,761 shares	55,488	55,488
Additional paid-in capital	5,009,671	5,009,671
Retained earnings	5,071,859	6,685,012
	10,137,018	11,750,171

Less:
Treasury stock, at cost, 30,519 shares	(31,963)	(31,963)
Total stockholders' equity	10,105,055	11,718,208

Total liabilities and stockholders' equity	$38,366,366 —————	$42,143,659 —————

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2001 and 2000
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net sales	$12,778,798	$15,595,475	$26,323,114	$32,167,914
Cost of sales	10,501,071	13,750,582	21,464,809	27,429,490

Gross profit	2,277,727	1,844,893	4,858,305	4,738,424

Operating Expenses:
Selling and shipping	1,362,991	1,809,510	2,962,877	3,589,738
General and administrative	1,387,435	1,648,214	2,936,770	3,322,111

Operating loss	(472,699)	(1,612,831)	(1,041,342)	(2,173,425)

Interest expense, net	454,607	371,626	918,931	717,387
Equity in loss of joint venture	128,880	----	128,880	----

Loss before income taxes	(1,056,186)	(1,984,457)	(2,089,153)	(2,890,812)

Benefit from income taxes	(187,000)	(693,000)	(476,000)	(1,054,000)

Net loss	$(869,186)	$(1,291,457)	$(1,613,153)	$(1,836,812)
	—————	—————	—————	—————

Net loss per share:

Basic	$(0.16)	$(0.23)	$(0.29)	$(0.33)
	—————	—————	—————	—————

Diluted	$(0.16)	$(0.23)	$(0.29)	$(0.33)
	—————	—————	—————	—————

Weighted average number of shares outstanding

Basic	5,518,248	5,518,262	5,518,248	5,518,284

Diluted	5,518,248	5,518,262	5,518,248	5,518,284

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2001 and 2000
(unaudited)

	June 30, 2001	June 30, 2000

Cash flows from operating activities:
Net loss	$(1,613,153)	$(1,836,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,409,645	1,700,995
Provision for doubtful accounts	412,138	117,025
Loss on sale of assets related to consolidation of facilities	----	228,591
Equity in loss of joint venture	128,880	----
Changes in assets and liabilities:
Accounts receivable	1,673,393	2,383,095
Inventories	1,009,276	1,510,790
Prepaid expenses and other assets	(71,470)	391,290
Accounts payable and accrued expenses	(340,328)	(1,699,257)
Income taxes payable/receivable	202,787	(1,586,100)
Deferred income taxes	(386,000)	------

Net cash provided by operating activities	2,425,168	1,209,617

Cash flows from investing activities:
Capital expenditures	(336,384)	(7,116,817)
Investment in joint venture	(625,000)	----
Purchase of net assets of business acquired	----	(7,500)

Net cash used in investing activities	(961,384)	(7,124,317)

Cash flows from financing activities:
Net proceeds from (repayments of) long-term debt	(1,025,496)	8,277,741
Principal payments of capital lease obligations	(412,316)	(2,252,265)
Purchase of treasury stock	----	(322)

Net cash (used in) provided by financing activities	(1,437,812)	6,025,154

Net increase in cash	25,972	110,454

Cash at beginning of year	59,489	142,531

Cash at end of period	$85,461	$252,985
	—————	—————

Cash paid during the year for:
Interest	$827,467	$609,097

Income taxes	$60,445	$532,100

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General

      The accompanying unaudited interim consolidated financial statements of Disc Graphics, Inc. and subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of June 30, 2001 and the results of its operations for the three and six month periods ended June 30, 2001 and 2000. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and other notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2000. Results for the three and six month periods ended June 30, 2001 are not necessarily indicative of results which could be expected for the entire year. Certain reclassifications have been made to the December 31, 2000 presentation to conform with June 30, 2001.

Inventories

Inventories consist of the following:

	June 30, 2001	December 31, 2000

Raw materials	$991,631	$1,517,370
Work-in-process	508,269	844,808
Finished goods	186,201	333,199

	$1,686,101	$2,695,377
	—————	—————

Asset Impairment Charge

      As a result of weakening sales in the fourth quarter of 2000 and first quarter of 2001, the Company approved a plan in March 2001 to close its Indiana facility in the second quarter of 2001 and sell certain manufacturing equipment. In connection with this plan, the Company reassessed the recoverability of the related long-lived assets as of December 31, 2000. This reassessment resulted in the recording of a non-cash charge of $3,458,000 during the fourth quarter of 2000, which consisted of the write-off of the remaining goodwill relating to the acquisition of the Indiana facility of $295,000 and an estimated loss of $3,163,000 in connection with the sale of certain manufacturing equipment and a building. The amount of the loss was estimated based on information received from equipment manufacturers and brokers and is subject to change based on the proceeds the Company realizes upon the actual sale of the related equipment and the building. The closure of the Indiana facility commenced in April 2001 and the Company is continuing to seek buyers for the related assets held for sale. The Company is no longer recording depreciation expense on these assets.

Net Loss Per Common Share

      Employee stock options covering 404,279 and 383,079 shares of common stock for the three months ended June 30, 2000 and 2001, respectively, were not included in the net loss per share calculation as their effect would have been anti-dilutive. Employee stock options covering 404,459 and 383,079 shares of common stock for the six months ended June 30, 2000 and 2001, respectively, were not included in the net loss per share calculation as their effect would have been anti-dilutive.

Accounting for Derivative Instruments and Hedging Activities

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in fair value are required to be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivatives designated as effective cash flow hedges qualify for hedge accounting and, therefore, changes in fair values are recognized in other comprehensive income. Changes in fair values related to the ineffective portion of cash flow hedges, as well as fair value hedges, must be recognized immediately in earnings. The Company's derivative financial instruments consist of interest rate swap agreements. Adoption of SFAS No. 133 did not have a significant impact on the Company's financial position or results of operations.

Investment in Joint Venture

      On September 22, 2000, the Company entered into a joint venture named Graph-Corr, LLC with two other companies for the purpose of developing and operating a facility to produce reinforced folding cartons. Through June 30, 2001, the Company has invested $850,000 for a 45% interest in the venture. The Company is accounting for its investment in the joint venture under the equity method of accounting. Accordingly, the Company recorded approximately $129,000 representing its share of the estimated joint venture losses through June 30, 2001. Such losses reflect start up expenses incurred by the venture.

Subsequent Events

      In July 2001, the Company was notified that it was the subject of an action commenced by Contemporary Color Graphics, Inc. ("CCG"), and its owners, which alleges, among other things, that certain amounts are due to them under certain obligations incurred by the Company in connection with its acquisition of the assets of CCG (the "CCG Acquisition"). The Company believes that the action is without merit and intends to vigorously defend itself. See, Part II, Item I, Legal Proceedings.

     On August 14, 2001, the Company obtained an Aaendment from its primary lender to extend the maturity date of its revolving credit facility from April 2002 to July 2002. As of June 30, 2001, there was a $10,033,000 outstanding under the revolving credit facility of which $9,033,000 has been classified as long-term debt in the accompanying consolidated balance sheet, as the Company is obligated to remit to the lender $1,000,000 from the proceeds from certain income tax refund expected in 2001.

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      The Company adopted the provisions of Statement 141 effective July 1, 2001. The adoption of Statement 141 had no effect on the financial position or results of operations of the Company. Statement 142 is effective for the Company beginning January 1, 2002. At that time, any goodwill and intangible assets determined to have an indefinite useful life that were acquired in a purchase business combination will not be amortized, but will be evaluated for impairment in accordance with the provisions of Statement 142.

      Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      As of January 1, 2002, the date of adoption, the Company expects to have unamortized goodwill in the amount of $3,623,803 and unamortized identifiable assets in the amount of $687,429, at January 1, 2002, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $196,631 and $403,927 for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is presently not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements as of January 1, 2002, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The following discussion and analysis of the financial condition and results of operations of Disc Graphics, Inc. and its subsidiaries (collectively "Disc Graphics" or the "Company") for the three and six-month periods ended June 30, 2001 should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Report, and the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission (the "2000 Form 10-K"). Results for the periods reported herein are not necessarily indicative of results that may be expected for the full year or in future periods.

Results of Operations for the Three Months Ended June 30, 2001 and 2000

Net Sales

      Net sales for the three months ended June 30, 2001 were $12,779,000 compared with $15,595,000 for the same period in 2000, representing a decrease of $2,816,000, or 18.1%. The decrease in sales was attributed primarily to soft market conditions within the commercial, computer software and music product categories. Computer software product sales were further affected by the lack of new product releases. These decreases were partially offset by an increase in revenue from video and entertainment software packaging products sales. This increase, specifically DVD packaging sales, was the result of the Company securing the printing of DVD packaging for a major studio. The Company's focus on new accounts and new markets was successful in this instance, and continues to be a priority of the Company.

Gross Profit

      The Company recognized gross profit of $2,278,000 (a 17.8% profit margin) for the three months ended June 30, 2001, as compared with $1,845,000 (a 11.8% profit margin) for the same period in 2000, representing an increase of $433,000, or 23.5%. The increase in gross profit margin is due to various cost containment initiatives implemented by the Company during 2001. These initiatives included headcount reductions within the Hauppauge facility, the closure of the Indiana facility, and the renegotiation of more favorable pricing arrangements with several of the Company's main suppliers. Although Disc Graphics has experienced a decline in sales, the Company's aggressive cost containment has resulted in an improvement in gross profit margin. The Company believes that the execution of this strategy over the next several months may further reduce the Company's fixed cost base and continue to improve profit margins.

Selling, Shipping, General, and Administrative Expenses

      Selling, shipping, general, and administrative ("SG&A") expenses for the three months ended June 30, 2001 were $2,750,000 (21.5% of net sales) compared with $3,458,000 (22.2% of net sales) for the same period one year ago, a decrease of $708,000 or 20.5%. The decrease is primarily due to cost containment initiatives, specifically within personnel related expenses, as well as reduced freight and commission expenses due to lower sales for the quarter ended June 30, 2001.

Net Interest Expense

      Net interest expense for the three months ended June 30, 2001 was $455,000 compared with $372,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility, its notes and capital lease obligations on equipment, as well as its note, supplemental note and debenture issued in connection with the CCG Acquisition. The increase in net interest expense is due to increased borrowings under notes payable for capital expenditures made in fiscal 2000, which was partially offset by lower interest rates on their revolving credit facility.

Equity in Loss of Joint Venture

      In June 2001, the Company recorded as its share of losses from its equity method investment in a joint venture.

Income Taxes

      For the quarter ended June 30, 2001, the Company recorded a tax benefit of $187,000 as compared with a tax benefit of $693,000 for the second quarter of the prior year. The tax benefit was based on an effective rate of 18% for the three months ended June 30, 2001. This rate reflects an estimated tax benefit for the full year which considers the Company's estimated tax loss for the full year subject to an assessment of the recoverability of the resulting deferred tax asset considering its ability to carry such losses back for tax purposes and the anticipated reversal of existing temporary differences.

Net Loss

      The net loss for the three months ended June 30, 2001 was $869,000, compared with a net loss of $1,291,000 for the same period in the prior year, a decrease of $422,000. The decrease in the net loss is due to improved profit margins from cost containment initiatives instituted during the first six months of 2001. The net loss for the prior year reflects in part the additional costs and inefficiencies relating to the expansion of the Hauppauge facility during the second quarter of 2000.

Results of Operations for the Six Months Ended June 30, 2001 and 2000

Net Sales

      Net sales for the six months ended June 30, 2001 were $26,323,000 compared with $32,168,000 for the same period in 2000, representing a decrease of $5,845,000, or 18.2%. The decrease in sales was attributed to soft market conditions within the commercial, computer software, and music product categories. Computer software product sales were further affected by the lack of new product releases. These decreases were partially offset by an increase in revenue from video and entertainment software packaging products sales along with an increase in pharmaceutical product sales. This increase, specifically DVD packaging sales, was the result of the Company securing the printing of DVD packaging for a major studio. The Company's focus on new accounts and new markets was successful in this instance, and continues to be a priority of the Company.

Gross Profit

      The Company recognized gross profit of $4,858,000 (a 18.5% profit margin) for the six months ended June 30, 2001, as compared with $4,738,000 (a 14.7% profit margin) for the same period in 2000, representing an increase of $120,000, or 2.5%. Given the financial challenges in a softening economy, the Company approved the closure of its Indiana facility during the first quarter of 2001, as well as the disposition of certain equipment. The Company also implemented several cost containment initiatives, which included headcount reductions in the Hauppauge facility and the renegotiation of more favorable pricing arrangements with several of its main suppliers. The Company believes that the execution of this strategy over the next several months may further reduce the Company's fixed cost base and continue to improve profit margins.

Selling, Shipping, General, and Administrative Expenses

      Selling, shipping, general, and administrative ("SG&A") expenses for the six months ended June 30, 2001 were $5,900,000 (22.4% of net sales) compared with $6,912,000 (21.5% of net sales) for the same period a year ago, a decrease of $1,012,000 or 14.6%. The decrease is primarily due to a reduction in headcount to decrease our fixed costs, as well as a reduction in commission expense and freight costs due to lower sales for the first six months of 2001.

Equity in Loss of Equity Investment

      In June 2001, the Company recorded $128,880 as its shares of losses from its equity method investment in a joint venture.

Net Interest Expense

      Net interest expense for the six months ended June 30, 2001 was $919,000 compared with $717,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility, its notes and capital lease obligations on equipment, as well as its note, supplemental note and debenture issued in connection with the CCG Acquisition. The increase in net interest expense is due to increased borrowings under notes payable for capital expenditures made in fiscal 2000, which was partially offset by lower interest rates on their revolving credit facility.

Income Taxes

      For the six months ended June 30, 2001, the Company recorded a tax benefit of $476,000 as compared with a tax benefit of $1,054,000 for the comparable period of the prior year. The tax benefit was based on an effective rate of 23% for the six months ended June 30, 2001. This rate reflects an estimated tax benefit for the full year which considers the Company's estimated tax loss for the full year subject to an assessment of the recoverability of the resulting deferred tax asset considering its ability to carry such losses back for tax purposes and the anticipated reversal of existing temporary differences.

Net Loss

      The net loss for the six months ended June 30, 2001 was $1,613,000, compared with a net loss of $1,837,000 for the same period in the prior year, a decrease of $224,000. The decrease in the net loss is primarily due to improved profit margins from several cost containment initiatives instituted during the first six months of 2001.

Liquidity and Capital Resources

      The primary source of cash for the Company's business has been cash flow from operations and availability under the Company's revolving credit facility. Cash as of June 30, 2001 was $85,000, compared with $59,000 as of December 31, 2000. Net cash provided by operations for the six months ended June 30, 2001 was $2,425,000 compared with $1,210,000 for the six months ended June 30, 2000. Cash flows from operations for the six months ended June 30, 2001 is primarily attributable to the Company's critical focus on cash management resulting in a reduction of accounts receivable and inventory balances by $2,683,000. Cash flow from operations also improved due to a reduction of its pre-tax loss and lower payments on accounts payable and accrued expenses, as well as cost containment initiatives, and headcount reductions as discussed above. As of June 30, 2001, the Company had working capital of $6,523,395.

      On June 1, 2001, following the adoption by the Company of a consolidation plan, the Company amended its credit agreement with its primary lender (the "Credit Agreement"). The amendment establishes revised covenants to reflect the Company's 2001 projections and consolidation plan. The amendment also included the following changes to the Credit Agreement: (i) reduction in maximum borrowing amount to $12,700,000, subject to a borrowing base formula based on eligible accounts receivable and inventory, (ii) change in maturity date from February 21, 2002 to April 15, 2002 (with no conversion to a term loan as provided for in the original agreement), (iii) change in interest rate from the lower of LIBOR plus 2.00%, based on the debt coverage ratio, or the bank's base rate to the bank's base rate plus 1%, and (iv) required prepayment and reduction in availability of the facility equal to a portion of the Federal tax refund received by the Company. While the Company believes it will meet its 2001 projections, there can be no assurance that such projections can be attained as a result of the softness in revenues experienced during the past nine months. At June 30, 2001, and at the date of this report, the Company was in compliance with the revised covenants in the amended credit agreement.

      On August 14, 2001 the Company received from its primary lender that extended the maturity date of the Credit Agreement from April 15, 2002 to July 31, 2002.

      As a result of the CCG Acquisition in 1999 and the purchase of approximately $10.0 million of additional manufacturing equipment over the past two years, the Company's total indebtedness and future debt service obligations have increased significantly from prior levels. The Company intends to fund these debt service obligations from operating cash flow in future periods, and believes that it will have sufficient funds to do so. In addition, proceeds from the sale of equipment and a building discussed above will be utilized to pay down borrowings under the Company's debt agreements.

Impact of New Accounting Pronouncements

      Refer to "Recent Accounting Pronouncements" contained in the Company's June 30, 2001 Consolidated Financial Statements for discussion on Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The Company finances the purchase of production equipment and other capital expenditures through long-term debt and/or capital leases. A substantial portion of the Company's long term debt is its revolving line of credit under the Credit Agreement, which is exposed to changes in interest rates. As of June 30, 2001, the Company had approximately $10,033,000 million of debt outstanding on its revolving line of credit. The stated or implicit rates on the Company's other borrowings, including capital leases, are generally fixed or in those instances where rates are variable, the Company generally fixes the rates through interest rate swap agreements. If current interest rates were to increase by 10%, the effect to the Company would be an additional annual expense of approximately $68,000.

      The Company does not have any sales, purchases, assets or liabilities denominated in currencies other than the U.S. dollar, and as such is not subject to foreign currency exchange rate risk.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

      As of June 30, 2001, there were no lawsuits pending against the Company. On or about July 16, 2001, CCG and its owners commenced an action against the Company for principal and interest payments allegedly due since August 1, 2000 under terms of a $1 million dollar note (the "CCG Note") and a $600,000 convertible debenture (the "CCG Debenture") given by the Company as partial payment of the purchase price in the CCG Acquisition. Pursuant to the terms of the CCG asset purchase agreement dated as of July 1, 1999 between the Company, CCG and CCG's shareholders (the "CCG Asset Purchase Agreement"), the CCG Note and the CCG Debenture, amounts due under the CCG Note and the CCG Debenture are diminished according to a formula contained in the CCG Asset Purchase Agreement, as a result of a shortfall between required CCG sales and actual CCG sales. The complaint also contained a cause of action by one of the CCG principals alleging that the consolidation of the CCG operations into the Hauppauge facility (see 2000 First Quarter Form 10Q, Page 7) constructively terminated his position. The Company believes that no payments are due to CCG under the terms of the CCG Asset Purchase Agreement and intends to vigorously defend itself in this action. Under the terms of a subordination agreement executed by CCG in favor of the Dime Savings Bank in connection with the CCG Acquisition, CCG may not pursue its claim without the consent of the Dime Savings Bank, which consent has been refused. The Company believes that its potential liability under the asserted claims are not material.

Item 2.     Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.     Defaults Upon Senior Securities

      Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

      On June 25, 2001, the Company held its Annual Meeting of Stockholders. The stockholders elected Donald Sinkin and Daniel Levinson as the Class II directors, to serve until the Annual Meeting of Stockholders in 2004 or untheir their successors have been elected and qualified or until their earlier resignation, retirement, disqualification, removal or death. Mr. Sinkin and Mr. Levinson each received 4,737,977 votes in favor of his election, with 283,698 votes withheld, no abstentions and no broker non-votes. The stockholders also ratified the appointment of KPMG LLP as the Company's independent auditors for 2001, with 4,990,775 votes in favor, 30,500 votes opposed, 400 abstnetions and no broker non-votes.

Item 5.      Other Information

      Not applicable.

Item 6(a)      Exhibits

      The Exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index, which appears elsewhere herein, and are incorporated herein by reference.

Item 6(b)      Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended June 30, 2001.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DISC GRAPHICS, INC. (Registrant)
August 14, 2001	/s/ Donald Sinkin
Donald Sinkin President & CEO
August 14, 2001	/s/ Margaret Krumholz
Margaret Krumholz Senior Vice President & CFO

DISC GRAPHICS, INC.

Quarterly Report on Form 10-Q
for the Fiscal Quarter Ended June 30, 2001

EXHIBIT INDEX

Exhibit
Number	Description

10.26	Amendment No. 4 and Waiver to Credit Agreement, dated June 1, 2001, between the Registrant and the Dime Savings Bank of New York, FSB f/k/a KeyBank National Association.