Form 10-Q
period 2001-09-30
DISC GRAPHICS INC /DE/
filed 2001-11-07
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes   [ X ]    No   [   ]

As of November 2, 2001, 5,518,242 shares of the Registrant's Common Stock, par value $.01, were outstanding.

DISC GRAPHICS, INC.
FORM 10-Q
Quarter Ended September 30, 2001

DISC GRAPHICS, INC.

Consolidated Balance Sheets
As of September 30, 2001 (unaudited) and December 31, 2000

	September 30, 2001 (unaudited)	December 31, 2000

Assets
Current assets:
Cash	$59,899	$59,489
Accounts receivable, net of allowance for doubtful accounts
of $1,600,000 and $1,498,000, respectively	10,885,980	12,343,062
Inventories	1,825,504	2,695,377
Prepaid expenses and other current assets	295,483	355,626
Income taxes receivable	---	1,281,284
Deferred income taxes	2,037,000	2,037,000

Total current assets	15,103,866	18,771,838

Plant and equipment, net (including $5,054,000
of assets held for sale)	15,082,799	16,782,729
Goodwill, net of amortization of $1,230,000
and $946,000, respectively	3,876,111	5,293,688
Covenants not to compete, net of amortization
of $529,000 and $364,000, respectively	571,236	736,236
Security deposits and other assets	325,561	334,168
Investment in joint venture	597,947	225,000

Total assets	$35,557,520 —————	$42,143,659 —————

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long term debt	$1,272,373	$2,808,290
Current maturities of capitalized lease obligations	524,140	710,485
Accounts payable and accrued expenses	6,082,323	6,083,982

Total current liabilities	7,878,836	9,602,757

Long term debt, less current maturities	15,779,799	19,159,060
Capitalized lease obligations, less current maturities	31,935	416,634
Deferred income taxes	1,439,884	1,247,000

Total liabilities	25,130,454	30,425,451

Stockholders' equity:
Preferred stock:
$.01 par value; authorized 5,000 shares; no shares issued and outstanding	----	----
Common stock:
$.01 par value; authorized 20,000,000 shares; issued 5,548,761 shares	55,488	55,488
Additional paid-in capital	5,009,671	5,009,671
Retained earnings	5,393,870	6,685,012
	10,459,029	11,750,171

Less:
Treasury stock, at cost, 30,519 shares	(31,963)	(31,963)
Total stockholders' equity	10,427,066	11,718,208

Total liabilities and stockholders' equity	$35,557,520 —————	$42,143,659 —————

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2001 and 2000
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net sales	$13,448,022	$17,803,868	$39,771,136	$49,971,782
Cost of sales	10,170,089	14,504,812	31,634,898	41,934,302

Gross profit	3,277,933	3,299,056	8,136,238	8,037,480

Operating Expenses:
Selling and shipping	1,010,493	1,749,559	3,973,370	5,339,296
General and administrative	1,178,670	1,661,526	4,115,438	4,983,637

Operating income (loss)	1,088,770	(112,029)	47,430	(2,285,453)

Interest expense, net	360,249	432,542	1,279,181	1,149,926
Loss on disposal of equipment	105,338	----	105,338	----
Equity in loss of joint venture	123,173	----	252,053	----

Income (loss) before income taxes	500,010	(544,571)	(1,589,142)	(3,435,379)

Provision (benefit)from income taxes	178,000	(185,000)	(298,000)	(1,239,000)

Net Income (loss)	$322,010	$(359,571)	$(1,291,142)	$(2,196,379)
	—————	—————	—————	—————

Net Income (loss) per share:

Basic	$0.06	$(0.07)	$(0.23)	$(0.40)
	—————	—————	—————	—————

Diluted	$0.06	$(0.07)	$(0.23)	$(0.40)
	—————	—————	—————	—————

Weighted average number of shares outstanding

Basic	5,518,242	5,518,262	5,518,242	5,518,277

Diluted	5,518,242	5,518,262	5,518,242	5,518,277

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2001 and 2000
(unaudited)

	September 30, 2001	September 30, 2000

Cash flows from operating activities:
Net loss	$(1,291,142)	$(2,196,379)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,038,211	2,624,512
Deferred income taxes	192,884	---
Provision for doubtful accounts	580,389	100,185
Loss on sale of assets related to consolidation of facilities	----	258,770
Equity in loss of joint venture	252,053	----
Loss on disposal of equipment	105,338	----
Changes in assets and liabilities:
Accounts receivable	876,693	(1,385,472)
Inventories	869,873	1,598,500
Prepaid expenses and other assets	60,143	(84,752)
Accounts payable and accrued expenses	(1,659)	805,356
Income taxes payable/receivable	1,281,284	(1,816,968)
Security deposits and other assets	6,347	583,046

Net cash provided by operating activities	4,970,414	486,798

Cash flows from investing activities:
Capital expenditures	(412,437)	(8,148,049)
Investment in joint venture	(625,000)	----
Purchase of net assets of business acquired	----	(7,500)
Proceeds from sale of equipment	420,435	549,747

Net cash used in investing activities	(617,002)	(7,605,802)

Cash flows from financing activities:
Net proceeds from (repayments of) long-term debt	(3,781,958)	9,669,885
Principal payments of capital lease obligations	(571,044)	(2,506,842)
Purchase of treasury stock	----	(322)

Net cash (used in) provided by financing activities	(4,353,002)	7,162,721

Net increase in cash	410	43,717

Cash at beginning of year	59,489	142,531

Cash at end of period	$59,899	$186,248
	—————	—————

Cash paid during the year for:
Interest	$1,141,985	$1,029,558

Income taxes	$69,959	$577,968

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General

      The accompanying unaudited interim consolidated financial statements of Disc Graphics, Inc. and subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of its consolidated financial position as of September 30, 2001 and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and other notes to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2000. Results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results which could be expected for the entire year. Certain reclassifications have been made to the prior period presentation to conform with September 30, 2001.

Inventories

Inventories consist of the following:

	September 30, 2001	December 31, 2000

Raw materials	$1,319,843	$1,517,370
Work-in-process	253,482	844,808
Finished goods	252,179	333,199

	$1,825,504	$2,695,377
	—————	—————

Asset Impairment Charge

      As a result of weakening sales in the fourth quarter of 2000 and first quarter of 2001, the Company approved a plan in March 2001 to close its Indiana facility in the second quarter of 2001 and sell certain manufacturing equipment and a building. In connection with this plan, the Company recorded a non-cash charge of $3,458,000 during the fourth quarter of 2000, which consisted of the write-off of the remaining goodwill relating to the acquisition of the Indiana operations of $295,000 and an estimated loss of $3,163,000 in connection with the sale of certain manufacturing equipment and a building. The amount of the loss was estimated based on information received from equipment manufacturers and brokers and is subject to change based on the proceeds the Company realizes upon the actual sale of the related equipment and the building. The closure of the Indiana facility commenced in April 2001 and the Company has sold $381,000 of the related assets held for sale, resulting in a loss of $105,000, which is reflected in the financial statements for the quarter ended September 30, 2001.

Contemporary Color Graphics, Inc. Acquisition

      On July 1, 1999, the Company acquired substantially all of the assets and certain liabilities of Contemporary Color Graphics, Inc. ("CCG"), a New York based commercial printer. The purchase price consisted of $3,500,000 in cash, a promissory note in the amount of $1,000,000, a supplemental note in the amount of $1,000,000, convertible debentures in the amount of $600,000 and assumed debt of approximately $1,200,000, subject to adjustment. Because certain contingencies required under the asset purchase agreement were not achieved, the CCG purchase price was reduced by $404,000 during fiscal 2000 and $1,133,220 during the third quarter of fiscal 2001. This adjustment was reflected as a reduction by the Company of the principal amount due on the promissory note and convertible debentures and a corresponding reduction in goodwill.

      On or about July 16, 2001, CCG and its owners commenced an action against the Company for principal and interest payments allegedly due since August 1, 2000 under terms of a $1 million dollar note and a $600,000 convertible debenture given by the Company as partial payment of the purchase price in the CCG acquisition. The Company believes that no payments are due to CCG under the terms of the CCG asset purchase agreement and intends to vigorously defend itself in this action. Under the terms of a subordination agreement executed by CCG in favor of the Dime Savings Bank in connection with the CCG acquisition, CCG may not pursue its claim without the consent of the Dime Savings Bank, which consent has been refused.

Net Loss Per Common Share

      Employee stock options covering 404,279 shares of common stock for the three months ended September 30, 2000 were not included in the net loss per share calculation as their effect would have been anti-dilutive. Employee stock options covering 404,279 and 320,089 shares of common stock for the nine months ended September 30, 2000 and 2001, respectively, were not included in the net loss per share calculation as their effect would have been anti-dilutive.

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

Investment in Joint Venture

      On September 22, 2000, the Company entered into a joint venture named Graph-Corr, LLC with two other companies for the purpose of developing and operating a facility to produce reinforced folding cartons. Through September 30, 2001, the Company has invested $850,000 in cash, representing a 45% interest in the venture. The Company is accounting for its investment in the joint venture under the equity method of accounting. Accordingly, the Company recorded approximately $123,000 and $252,000 representing its share of the estimated joint venture losses in the quarter ended and for the nine months ended September 30, 2001. Such losses reflect start up expenses incurred by the venture.

Subsequent Events

      On November 5, 2001 the Company and its primary lender signed a proposal with the intention to amend the Credit Agreement. The proposal establishes revised covenants, and includes the following changes to the Credit Agreement: (i) reduction in maximum borrowing amount to $11,000,000, subject to a borrowing base formula based on eligible accounts receivable and inventory, (ii) change of maturity to a three year term with up to seven year amortization against machinery & equipment and real estate, (iii) refinancing of two term loans currently financed with a bank, one secured by machinery and equipment and the other secured by real estate, with its primary lender. The proposed amendment is subject to the completion by the Company's primary lender of an investigation of the Company's eligible collateral and the execution and delivery of definitive documents which shall be mutually agreed upon by all parties.

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

      As of January 1, 2002, the date of adoption, the Company expects to have unamortized goodwill in the amount of $3,624,858 and unamortized identifiable assets in the amount of $687,429, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $272,626 and $403,927 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is presently not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements as of January 1, 2002, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

DISC GRAPHICS, INC.

      This Form 10-Q contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied by such statements. Such risks, uncertainties, and other important factors include, among others: the Company's ability to fulfill its stated business strategies; the Company's ability to improve its revenue margin; the Company's ability to improve its position in current or new markets; the Company's ability to identify and consummate strategic business opportunities; the Company's ability to identify and develop additional product innovations; the Company's ability to achieve growth in net sales of its products; the effects of recent equipment purchases and leases for additional space on the Company's operations; the Company's ability to continue to achieve efficiencies through the purchase or lease of equipment; the effects of the Company's planned consolidation efforts, including the proceeds to be received from sales of equipment and a building in connection with the closing of the Company's Indiana facility; the effects of the Company's ISO certification efforts; the amounts required for capital expenditures in future periods; the availability and cost of materials; and continuing industry-wide pricing pressures and other industry conditions. Such forward-looking statements speak only as of the date of this Report, and the Company disclaims any obligation or undertaking to update such statements. Each forward-looking statement that the Company believes is material is accompanied by one or more cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, in other sections of this Form 10-Q, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing forward-looking statements, readers are urged to read carefully all such cautionary statements.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The following discussion and analysis of the financial condition and results of operations of Disc Graphics, Inc. and its subsidiaries (collectively "Disc Graphics" or the "Company") for the three and nine-month periods ended September 30, 2001 should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Report, and the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission (the "2000 Form 10-K"). Results for the periods reported herein are not necessarily indicative of results that may be expected for the full year or in future periods.

Results of Operations for the Three Months Ended September 30, 2001 and 2000

Net Sales

      Net sales for the three months ended September 30, 2001 were $13,448,000 compared with $17,804,000 for the same period in 2000, representing a decrease of $4,356,000, or 24.5%. The decrease in sales was attributed primarily to soft market conditions within the direct packaging, commercial, computer software and music product categories. Computer software product sales were further affected by the lack of new product releases. These decreases were partially offset by an increase in revenue from video and entertainment software packaging products sales. This increase, specifically DVD packaging sales, was in part the result of the Company securing the printing of DVD packaging for a major film studio. The Company's focus on new accounts and new markets continues to be a priority of the Company.

Gross Profit

      The Company recognized gross profit of $3,278,000 (a 24.4% profit margin) for the three months ended September 30, 2001, as compared with $3,299,000 (an 18.5% profit margin) for the same period in 2000, representing a profit margin increase of 5.9 percentage points. The increase in gross profit margin is due to various cost containment initiatives implemented by the Company during 2001. Although Disc Graphics has experienced a decline in sales, the Company's aggressive cost containment has resulted in an improvement in gross profit margin. The Company intends to continue to focus aggressively on cost containment.

Selling, Shipping, General and Administrative Expenses

      Selling, shipping, general and administrative ("SG&A") expenses for the three months ended September 30, 2001 were $2,189,000 (16.3% of net sales) compared with $3,411,000 (19.2% of net sales) for the same period one year ago, a decrease of $1,222,000 or 35.8%. The decrease is primarily due to cost containment initiatives.

Net Interest Expense

      Net interest expense for the three months ended September 30, 2001 was $360,000 compared with $433,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility, its notes and capital lease obligations on equipment, as well as its note, supplemental note and debenture issued in connection with the CCG Acquisition. The decrease in net interest expense is due to decreased borrowings under the Company's revolving credit facility.

Equity in Loss of Joint Venture

      For the three months ended September 30, 2001, the Company recorded $123,000 as its share of losses from its equity method investment in a joint venture.

Income Taxes

      For the quarter ended September 30, 2001, the Company recorded a provision for income taxes of $178,000 as compared with a tax benefit of $185,000 for the third quarter of the prior year. The tax provision was based on an effective rate of 35% for the three months ended September 30, 2001. This rate reflects an estimated tax benefit for the full year which considers the Company's estimated tax loss for the full year subject to an assessment of the recoverability of the resulting deferred tax asset considering its ability to carry such losses back for tax purposes and the anticipated reversal of existing temporary differences.

Net Income (Loss)

      Net income for the three months ended September 30, 2001 was $322,000, compared with a net loss of $360,000 for the same period in the prior year, an increase of $682,000. The increase in the net income is due to improved profit margins. The net loss for the prior year reflects in part the additional costs and inefficiencies relating to the expansion of the Hauppauge facility during the third quarter of 2000.

Results of Operations for the Nine Months Ended September 30, 2001 and 2000

Net Sales

      Net sales for the nine months ended September 30, 2001 were $39,771,000 compared with $49,972,000 for the same period in 2000, representing a decrease of $10,201,000, or 20.4%. The decrease in sales was attributed to soft market conditions within the direct packaging, commercial, computer software, and music product categories. Computer software product sales were further affected by the lack of new product releases. These decreases were partially offset by an increase in revenue from video and entertainment software packaging products sales along with an increase in pharmaceutical product sales. This increase, specifically DVD packaging sales, was in part the result of the Company securing the printing of DVD packaging for a major studio. The Company's focus on new accounts and new markets continues to be a priority of the Company.

Gross Profit

      The Company recognized gross profit of $8,136,000 (a 20.5% profit margin) for the nine months ended September 30, 2001, as compared with $8,037,000 (a 16.1% profit margin) for the same period in 2000, representing a profit margin increase of 4.4 percentage points. Given the financial challenges in a softening economy, the Company approved the closure of its Indiana facility during the first quarter of 2001, as well as the disposition of certain equipment. The Company also implemented several cost containment initiatives, which included headcount reductions in the Hauppauge facility and the renegotiation of more favorable pricing arrangements with several of its main suppliers. Although Disc Graphics has experienced a decline in sales, the Company's aggressive cost containment has resulted in an improvement in gross profit margin. The Company will continue to focus aggressively on cost containment.

Selling, Shipping, General and Administrative Expenses

      Selling, shipping, general and administrative ("SG&A") expenses for the nine months ended September 30, 2001 were $8,089,000 (20.3% of net sales) compared with $10,323,000 (20.7% of net sales) for the same period a year ago, a decrease of $2,234,000 or 21.6%. The decrease is primarily due to a reduction in headcount to decrease our fixed costs, as well as a reduction in commission expense and freight costs due to lower sales for the first nine months of 2001.

Equity in Loss of Joint Venture

      For the nine months ended September 30, 2001, the Company recorded $252,000 as its share of losses from its equity method investment in a joint venture.

Net Interest Expense

      Net interest expense for the nine months ended September 30, 2001 was $1,279,000 compared with $1,150,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility, its notes and capital lease obligations on equipment, as well as its note, supplemental note and debenture issued in connection with the CCG Acquisition. The increase in net interest expense is due to increased borrowings under notes payable for capital expenditures made in fiscal 2000, which was partially offset by decreased borrowings on their revolving credit facility.

Income Taxes

      For the nine months ended September 30, 2001, the Company recorded a tax benefit of $298,000 as compared with a tax benefit of $1,239,000 for the comparable period of the prior year. This rate reflects an estimated tax benefit for the full year which considers the Company's estimated tax loss for the full year subject to an assessment of the recoverability of the resulting deferred tax asset considering its ability to carry such losses back for tax purposes and the anticipated reversal of existing temporary differences.

Net Loss

      The net loss for the nine months ended September 30, 2001 was $1,291,000, compared with a net loss of $2,196,000 for the same period in the prior year, a decrease of $905,000. The decrease in the net loss is primarily due to improved profit margins from several cost containment initiatives instituted during the first nine months of 2001.

Liquidity and Capital Resources

      The primary source of cash for the Company's business has been cash flow from operations and availability under the Company's revolving credit facility. Cash as of September 30, 2001 was $60,000, compared with $59,000 as of December 31, 2000. Net cash provided by operations for the nine months ended September 30, 2001 was $4,970,000 compared with $487,000 for the nine months ended September 30, 2000. Cash flows from operations for the nine months ended September 30, 2001 is primarily attributable to the Company's critical focus on cash management resulting in a reduction of accounts receivable and inventory balances by $2,327,000. Cash flow from operations also improved due to a reduction of its pre-tax loss and lower payments on accounts payable and accrued expenses, as well as cost containment initiatives and headcount reductions as discussed above. As of September 30, 2001, the Company had working capital of $7,225,000.

      On June 1, 2001, following the adoption by the Company of a consolidation plan, the Company amended its credit agreement with its primary lender (the "Credit Agreement"). This amendment established revised covenants to reflect the Company's 2001 projections and consolidation plan and had a maturity date of April 15, 2002, which was subsequently extended to July 31, 2002.

      On November 5, 2001 the Company and its primary lender signed a proposal with the intention to amend the Credit Agreement. The proposal establishes revised covenants, and includes the following changes to the Credit Agreement: (i) reduction in maximum borrowing amount to $11,000,000, subject to a borrowing base formula based on eligible accounts receivable and inventory, (ii) change of maturity to a three year term with up to seven year amortization against machinery & equipment and real estate, (iii) refinancing of two term loans currently financed with a bank, one secured by machinery and equipment and the other secured by real estate, with its primary lender. The proposed amendment is subject to the completion by the Company's primary lender of an investigation of the Company's eligible collateral and the execution and delivery of definitive documents which shall be mutually agreed upon by all parties. At September 30, 2001, and at the date of this report, the Company was in compliance with the revised covenants.

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

Impact of New Accounting Pronouncements

      Refer to "Recent Accounting Pronouncements" contained in the Company's September 30, 2001 Consolidated Financial Statements for discussion on Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      The Company finances the purchase of production equipment and other capital expenditures through long-term debt and/or capital leases. A substantial portion of the Company's long-term debt is its revolving line of credit under the Credit Agreement, which is exposed to changes in interest rates. As of September 30, 2001, the Company had approximately $7.5 million of debt outstanding on its revolving line of credit. The stated or implicit rates on the Company's other borrowings, including capital leases, are generally fixed or in those instances where rates are variable, the Company generally fixes the rates through interest rate swap agreements. If current interest rates were to increase by 10%, the effect to the Company would be an additional annual expense of approximately $45,000.

      The Company does not have any sales, purchases, assets or liabilities denominated in currencies other than the U.S. dollar, and as such is not subject to foreign currency exchange rate risk.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

      On or about July 16, 2001, CCG and its owners commenced an action against the Company for principal and interest payments allegedly due since August 1, 2000 under terms of a $1 million dollar note (the "CCG Note") and a $600,000 convertible debenture (the "CCG Debenture") given by the Company as partial payment of the purchase price in the CCG Acquisition. Pursuant to the terms of the CCG asset purchase agreement dated as of July 1, 1999 between the Company, CCG and CCG's shareholders (the "CCG Asset Purchase Agreement"), the CCG Note and the CCG Debenture, amounts due under the CCG Note and the CCG Debenture are diminished according to a formula contained in the CCG Asset Purchase Agreement, as a result of a shortfall between required CCG sales and actual CCG sales. The complaint also contained a cause of action by one of the CCG principals alleging that the consolidation of the CCG operations into the Hauppauge facility (see 2000 First Quarter Form 10Q, Page 7) constructively terminated his position. The Company believes that no payments are due to CCG under the terms of the CCG Asset Purchase Agreement or to such CCG principal and intends to vigorously defend itself in this action. Under the terms of a subordination agreement executed by CCG in favor of the Dime Savings Bank in connection with the CCG Acquisition, CCG may not pursue its claim without the consent of the Dime Savings Bank, which consent has been refused. The Company believes that its potential liability under the asserted claims is not material. Except as set forth above, there were no lawsuits pending against the Company as of September 30, 2001.

Item 2.     Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.     Defaults Upon Senior Securities

      Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.      Other Information

      On October 12, 2001 the Company dismissed its independent accountant, KPMG, LLP ("KPMG"), effective immediately. This decision was approved by the Audit Committee of the Company's Board of Directors. On October 12, 2001, the Company engaged PricewaterhouseCoopers ("PWC") as its new independent accountant and auditor. This decision was approved by the Audit Committee of the Board of Directors of the Company.

      The reports of KPMG on the Company's consolidated financial statements as of December 31, 2000 and 1999 and for each of the years then ended did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During the Company's fiscal years ended December 31, 2000 and 1999 and subsequent interim periods to October 12, 2001, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

Item 6(a)      Exhibits

      There are no Exhibits to this Quarterly Report on Form 10-Q.

Item 6(b)      Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended September 30, 2001.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DISC GRAPHICS, INC. (Registrant)
November 7, 2001	/s/ Donald Sinkin
Donald Sinkin President & CEO
November 7, 2001	/s/ Margaret Krumholz
Margaret Krumholz Senior Vice President & CFO

DISC GRAPHICS, INC.

Quarterly Report on Form 10-Q
for the Fiscal Quarter Ended September 30, 2001

EXHIBIT INDEX

Exhibit
Number	Description

NONE.