Form 10-K
period 2001-12-31
DISC GRAPHICS INC /DE/
filed 2002-03-05
CIK 904541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

[  X  ]   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001
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

      Yes [ X ] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

      At February 22, 2002, the aggregate market value of the voting and non-voting stock held by non-affiliates of Registrant was approximately $3,291,361 million, based on the closing price of the Common Stock on the Nasdaq Stock Market on that date.

      At February 22, 2002, the Registrant had outstanding 5,518,242 shares of Common Stock, $.01 par value per share.

     Documents incorporated by reference: The Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders is incorporated by reference into Part III (Items 10, 11, 12, and 13) of this Form 10-K.

PART I

ITEM 1.       Business

General

      Disc Graphics, Inc. ("Disc Graphics" or the "Company"), headquartered in Hauppauge, New York, is a diversified manufacturer and printer of specialty paperboard packaging focused on the home video, music, entertainment software, cosmetics, pharmaceutical, and other consumer markets. Products include: pre-recorded video sleeves, compact disc ("CD") and audio cassette packaging; folding cartons for entertainment software, food, pharmaceuticals and cosmetics; posters, pressure sensitive labels and general commercial printing. Customers include leading software, CD-ROM and video distributors; major film studios, vitamin, cosmetic and fragrance companies; major book publishers; and many Fortune 500 companies. The Company operates in one business segment: the manufacturing and printing of specialty paperboard packaging.

      The Company's primary business strategies are to increase the Company's share of print and packaging sales within its primary markets and to develop innovative packaging designs and techniques for new and existing markets. The Company is actively involved in investigating additional printing and packaging related business opportunities, joint ventures, or other business relationships.

      On September 22, 2000 the Company entered into a joint venture arrangement with Southern Container Corporation ("Southern Container") and Schiffenhaus Industries, Inc. ("Schiffenhaus") for the purpose of acquiring and operating a facility in New Jersey to produce reinforced folding cartons ("GraphCorr LLC" or "GraphCorr"). GraphCorr's manufacturing technology uses high-speed equipment to "laminate" printed sheets to single-faced corrugation. This venture will attempt to meet the demand for high-end graphic packaging with the structural attributes of corrugation. GraphCorr began manufacturing operations during the fourth quarter of 2001. The Company made an initial investment of $225,000 in 2000 and an additional $625,000 in 2001. On December 28, 2001, the joint venture agreement was amended wherein Schiffenhaus's membership interest was dissolved and Liberty Diversified Industries, Inc. ("Liberty") acquired a membership interest in GraphCorr.

      Historically, the Company has grown its revenue base primarily by developing new customers, increasing orders from existing customers, and by capitalizing on its superior service and response capabilities and through acquisitions. In 1996, the Company acquired the assets and certain liabilities of Pointille, Inc., a California based packaging printer; in 1997, the Company acquired the assets and certain liabilities of Benham Press, Inc., an Indiana based commercial printing company (the "Benham Acquisition") which, as discussed below, the Company closed during the second quarter of 2001; and in 1999, the Company acquired the assets and certain liabilities of Contemporary Color Graphics, Inc. ("CCG"), a New York based commercial printing company (the "CCG Acquisition") which was subsequently consolidated into the Hauppauge, New York facility during 2000, See Infra, Item 3, "Legal Proceedings", and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Contemporary Color Graphics, Inc. Acquisition". Since 1995, the Company has operated a facility in Rockaway, New Jersey, which produces pressure sensitive labels for Disc Graphics.

      In the fourth quarter of 2001, the Company recorded a charge related to the impairment of intangible assets in connection with the CCG Acquisition of $3,617,000. During the fourth quarter, the Company made the determination to abandon the business it acquired in the CCG Acquisition as it was unprofitable, the acquired physical assets had been disposed of and the former shareholders of CCG who were managing such business had terminated their employment with the Company.

      The Company began experiencing weakness in sales during the third and fourth quarters of 2000, which continued throughout 2001. This was due in part to a general weakness in the economy, the closure of the Indiana facility, the significant reduction in commercial printing business (due to the abandonment of the CCG Acquisition) and lower sales of video, entertainment and software packaging products to certain customers.

      While the Company believes the reduction in demand for its products is temporary, it has taken aggressive steps to reduce capacity and bring its operations more in line with both current and projected revenue levels. The Company believes that its consolidation strategy, discussed below, will not compromise the Company's ability to achieve future growth in the markets that we currently serve. This is due in part to the investments that the Company has made in digital workflow, which has significantly improved turnaround times, improved gross profit margins, and has made it possible for the Company to consolidate its manufacturing facilities, as discussed below.

      As part of its consolidation strategy, which was approved by the Company's Board of Directors in March 2001, the Company shut down its Indianapolis, Indiana facility during the second quarter of 2001. As of December 31, 2001, substantially all of the machinery and equipment from the Indiana facility had been sold or redeployed within the Company's other operations. A portion of the production activity has been absorbed by the Company's remaining facilities, where there is presently sufficient capacity. In addition, the Company intends to streamline its operations further. The Company believes this operating realignment will provide a reduced cost structure and improve the Company's profit potential. In connection with these consolidation initiatives, the Company in the fourth quarter of 2000 wrote down the assets to be disposed of to their net realizable value and recorded a charge of $3,458,000 related to the revaluation of these impaired assets. In connection with the consolidation, the Company incurred certain exit costs, principally severance, of $292,000, which were expensed and paid in 2001.

      The Company attributes the improvement of its cost structure, liquidity and profit margins and the strengthening of its competitive position in both current and new markets to the cost-cutting initiatives referred to above. By consolidating operations, the Company has achieved improved production efficiency, profitability and asset utilization. The Company's focus on cash management initiatives has also improved cash flow from operations by approximately $6.2 million and reduced debt by approximately $6.7 million.

      The Company's principal executive offices and principal manufacturing operations are located at 10 Gilpin Avenue, Hauppauge, New York 11788. Its telephone number is (631) 234-1400.

Background

      The Company was formed as the result of the acquisition by RCL Capital Corp ("RCL") of a printing company formerly known as Disc Graphics, Inc., a New York corporation ("Old Disc"), on October 30, 1995. RCL was incorporated in August 1992 to serve as a vehicle to acquire an operating business. On November 18, 1993, RCL completed a public offering of units ("Units"), each Unit consisting of one share of RCL's Common Stock and two redeemable warrants. Net proceeds of the public offering after the payment of certain expenses yielded approximately $6,400,000, which was put into escrow pending the acquisition of an operating business.

      On October 30, 1995, RCL consummated the acquisition of Old Disc, which was structured as a merger of Old Disc with and into RCL. Following the merger, RCL changed its name to Disc Graphics, Inc. In connection with the merger, the Company redeemed approximately 185,000 shares of Common Stock held by the Old Disc shareholders at $5.15 per share, which left the Company with approximately $5 million (net of merger transaction costs) of the $6.4 million public offering proceeds. These proceeds were used primarily to reduce certain indebtedness of the Company and for working capital purposes. The acquisition of Old Disc was treated for accounting and financial reporting purposes as a reverse merger of RCL into Old Disc. In addition, in connection with the merger, Disc Graphics, Inc. adopted a December 31 fiscal year.

Packaging/Printing Industry

      The Company's revenue in 2001 was derived primarily from the manufacture and sale of paperboard folding cartons. An industry trade publication estimates that domestic shipments of folding cartons increased approximately 1.7% over 2000 levels with estimated 2001 revenues from folding cartons of approximately $8.8 billion. Despite slight growth in the overall industry, several of our markets experienced sales declines in 2001. There were many factors that affected our markets in 2001, including continued industry consolidation, as the overall folding carton market continues to see significant competition from resin based alternative packaging and growth in corrugated as an alternative to paperboard packaging. Disc Graphics has entered into the GraphCorr joint venture for the purpose of creating new market opportunities through the manufacturing of mini-flute corrugated packaging products.

      Folding carton manufacturers are divided into three main categories: integrated manufacturers (those owned by or affiliated with a paperboard mill), non-integrated or independent manufacturers, and in-plant or "captive" manufacturers which are owned directly by the end user. Traditionally, the Company has competed with independent manufacturers but through recent acquisitions of some of the Company's largest competitors by paper companies, the Company is now in the position of competing with significantly larger integrated manufacturers. See "Business-Competition."

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

      The Company's business also includes commercial printing and labels. Because commercial printing has proven to be an intensely competitive and a low profit margin market segment, the Company made the decision in 2001 to de-emphasize commercial printing and focus on more profitable folding carton products. For example, the commercial printing industry is fragmented with many small printing companies serving regional markets as evidenced by the characteristics of the New York City Metropolitan area, where there are approximately 2,800 printing establishments with an average of 20 employees.

      Based on 2000 revenues, the Company was ranked 110 in the top 400 printing companies in the United States by an industry trade publication, as compared to 102 in 1999. Comparable rankings for 2001 were not available to the Company at the date of this report.

The Company's Packaging Products

      The Company's largest markets for folding cartons are the video and entertainment software markets. For the home video market, the Company manufactures bottom-load video sleeves, multi-packs and other specialty items. In addition to printing for major studios, the Company has historically concentrated on the catalogue and special interest video and software markets. The Company's catalogue customers typically have licensed or purchased products from major movie production studios. According to one industry trade group, the videocassette market showed a decline in 2001 in total "duplicated" units produced by approximately 7%. However, DVD production has been increasing since its development and the Company has focused its resources in this area. DVD replication has increased by 63% in 2001. Packaging for these DVD videos is often sold to major film studios, independent distributors and replicators and duplicators. Through these distributors and duplicators, the Company has produced packaging for a major film studio and many Fortune 500 companies. Many home video companies are converting catalog titles or introducing new titles on DVD. The Company believes that this format for the delivery of movies has created new packaging opportunities, and that this will be a growth market for the Company.

      The Company produces packaging for some of the largest entertainment software companies in the United States. The Company believes that its bi-coastal production facilities, its digital environment, and its capabilities in producing high value-added packaging are strategic advantages in competing in this market. The Company also produces packaging for independent developers of console based (e.g., Nintendo(R) and PlayStation(R)) games and considers this market to be a growth opportunity.

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

      The Company manufactures CD and cassette packaging, including tray cards and booklets, pre-recorded cassette packaging, such as insert or "J" cards, as well as audio book packaging and other printed materials for the music and audio industries. The Company's music industry customers often require that packaging be produced quickly, often within days of placing an order. The Company has assembled a combination of skilled workers, advanced equipment, and production systems to meet these requirements. The Company has long standing customer relationships with major record companies in the United States and also manufactures packaging for major duplicators in the United States. Additionally, the Company manufactures packaging for special interest and secondary music and audio markets. The other major component of this market is audio book packaging. The Company believes that it has a significant share of this market. The audio publishing market is quickly moving to CD's from cassettes as the use of CD's for audio books is now almost equal to the use of audio books on cassettes.

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

      In the commercial printing market, the Company prints brochures, posters, sell sheets and other promotional material. Due to the closure of the Indiana facility in the second quarter of 2001 and the decision to abandon the CCG Acquisition, the Company has experienced a reduction in commercial sales to these local customers.

      The Company prints labels on pressure sensitive stock that is die cut to a customer's specifications. The primary markets for labels are pharmaceuticals, vitamins, video packages, pet products and specialty items. Many video and folding carton orders include an order for the corresponding labels.

      The Company distributes all packaging products directly to its customers.

Marketing and Sales

      The Company's revenues are derived from several product lines. The largest product line as a percentage of total 2001, 2000, and 1999 net sales were the video and entertainment software market, which accounted for approximately 37%, 32%, and 38%, respectively; followed by the consumer product packaging market, which accounted for approximately 26%, 24%, and 23%, respectively; the music and audio packaging market accounted for approximately 17%, 17%, and 15%, respectively; the OTC pharmaceutical market accounted for approximately 8%, 6%, and 5%, respectively; and the commercial printing market accounted for approximately 6%, 15%, and 13%, respectively. These markets correspond to product lines within the business segment in which the Company operates.

      The Company's sales and marketing efforts are conducted through direct solicitation by its sales staff and executive officers. The Company's package engineering staff assists customers with new package design and development. Because the Company has a short turnaround time, it has a small backlog of orders, as most orders are produced and delivered in one to four weeks.

Seasonality

      Historically, the Company's revenues have been moderately seasonal. However, because of the decline in revenue during the third and fourth quarters of fiscal 2001, the Company did not experience the same seasonality as it has in prior years. In the last two quarters of 2001, 2000, and 1999, the Company's revenues were approximately 49%, 51%, and 56%, respectively, of annual sales. Historically, seasonality has been primarily the result of certain markets, such as the music and audio packaging markets, the video and entertainment software packaging markets and the consumer product packaging market, which require that products be produced and shipped between August and October of each year for sale during the holiday season.

Competition

      The Company's core business of manufacturing and printing of specialty paperboard packaging is highly competitive. The Company competes with a small number of printed paperboard packaging companies within each of its markets. These industries require high quality packaging with rapid turnaround time and competitive pricing. The Company believes that its ability to perform all aspects of the manufacturing process in-house is an important factor in maintaining and improving its competitive position. The Company's principal methods of competition are price, service, and product quality.

      Traditionally, the Company has competed with independent manufacturers. Several of our largest competitors, including Shorewood Packaging (a division of International Paper) and IMPAC Group (a division of Westvaco), have been acquired by paper companies, thus placing the Company in the position of competing with significantly larger integrated manufacturers.

      While the Company believes its present competitive position is strong, there can be no assurance that this will not change. Several of the Company's competitors in each market have financial resources that are greater than the Company's. In addition, because the Company supplies packaging to consumer industries, it is also subject to the competitive forces affecting its customers.

Employees

      As of February 14, 2002, the Company had approximately 354 employees. Of these employees, 258 are located in the Company's Hauppauge, New York facility, with 209 serving in manufacturing capacities and 49 serving in selling and administrative capacities. The Company's Burbank, California facility has 78 employees, with 63 serving in manufacturing capacities and 15 serving in selling and administrative capacities. Disc Graphics' Rockaway, New Jersey facility has 18 employees, with 16 serving in manufacturing capacities and 2 serving in selling and administrative capacities. A majority of the manufacturing employees located in the Burbank, California facility are represented by a labor union and are covered by a collective bargaining agreement. The Company believes that its employee relations are good. The Company maintains an Employee 401(k) Savings Plan.

Materials

      The Company uses a variety of raw materials. The most significant types of raw materials utilized are paperboard, paper, label paper, ink, coating, films and plates. These materials are purchased from a variety of suppliers, and the Company has several alternate sources for each. The Company has historically been successful in obtaining adequate materials to satisfy all sales orders, and does not anticipate any significant difficulties in obtaining supplies of such materials in the future. The Company does not believe the loss of any one of its suppliers would have a material adverse effect on its business because alternative sources of supply are readily available at competitive prices. There can be no assurances, however, that the Company will not encounter difficulty in obtaining supplies of such material to fulfill future requirements.

      Beginning in the fourth quarter of 2000 and throughout 2001, the Company implemented a cost containment initiative. As part of this initiative, Disc negotiated more favorable pricing arrangements with certain of its main suppliers.

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

Executive Officers of the Registrant

      Donald Sinkin (53 years of age) has been Chairman of the Board, President, Chief Executive Officer and the largest shareholder of the Company since 1986. Mr. Sinkin joined Disc Graphics as Pre-Press Supervisor and became Plant Manager in 1982. Prior to joining Disc Graphics, Mr. Sinkin helped start-up and manage Rutgers Packaging, a division of Queens Group, Inc. d/b/a Queens Litho.

      Stephen Frey (48 years of age) is a Director, Senior Vice President of Operations, Secretary and a major shareholder of the Company. Mr. Frey joined Disc Graphics in the Pre-Press Department in 1978, became Supervisor of that department in 1983, and established the Production and Planning Department in 1985. Mr. Frey was elected Vice President and Secretary in 1988 and a Director in 1990. He was elected Senior Vice President of Operations in 1998. Prior to joining Disc Graphics, Mr. Frey held various management positions with Kordet Color Corporation, a high-end commercial printer and Terrace Litho, a printing company servicing the book and publishing industries.

      John Rebecchi (47 years of age) is a Director, Senior Vice President of Marketing and New Business Development, and a major shareholder of the Company. Mr. Rebecchi joined Disc Graphics' predecessor in the Accounting Department and, upon Disc Graphics' formation in 1983, he served as Controller. After a brief absence from the Company, Mr. Rebecchi re-joined Disc Graphics in 1988 and was elected Vice President and Treasurer in 1988 and a Director in 1990. He served as Chief Financial Officer from 1991 through 1995 and was elected Senior Vice President of Sales &Marketing in 1998.

      Margaret M. Krumholz (42 years of age) is Senior Vice President of Finance and Chief Financial Officer of the Company. Ms. Krumholz joined Disc Graphics in 1994 and served as Controller until 1996 when she was elected Chief Financial Officer. She was elected Senior Vice President of Finance in August 1998. Prior to joining Disc Graphics, Ms. Krumholz held various financial and accounting positions, including Corporate Finance Manager for General Foods Baking Company, and received her C.P.A. while employed with PricewaterhouseCoopers.

      Daniel R. Stolfi (52 years of age) has been Vice President of Sales of the Company since joining Disc Graphics in June 2001. Prior to joining Disc Graphics, Mr. Stolfi held the positions of Vice President of Sales for Innovative Folding Carton Company and Vice President of Field Sales for Impaxx, Innovative's holding company from 1995 through 2001. Prior to 1995, Mr. Stolfi held various management positions in the printing industry with experience in direct mail and pharmaceutical markets.

ITEM 2.       Properties

      As of December 31, 2001, the Company's principal properties were as follows:

Location	Activities Conducted	Approximate Square Footage of Facility
Hauppauge, NY	Sales Offices and Manufacturing (1)	87,000
Hauppauge, NY	Executive Offices and Manufacturing (2)	55,000
Burbank, CA	Manufacturing (3)	30,000
Indianapolis, IN	Manufacturing (4)	27,000
Edgewood, NY	Manufacturing (5)	22,000
Rockaway, NJ	Manufacturing (6)	14,400

(1)	The lease for this facility was entered on January 1, 2000, and expires January 31, 2008.

(2)	The lease for this facility terminates on December 31, 2007. The facility is owned indirectly by certain principals of the Company through a limited partnership, and the Company believes that the lease terms were and are at least as favorable to the Company as terms which could have been obtained from unaffiliated third parties for similar office and manufacturing space.

(3)	This lease is scheduled to terminate on May 18, 2003.

(4)	The Company owns this facility, subject to a mortgage. In connection with the Company's consolidation initiatives, the Company intends to market this facility for sale during 2002.

(5)	This lease is scheduled to terminate on July 14, 2003. In July 2000, the Company entered into a lease expiring July 14, 2003 to sublet approximately 18,000 square feet of this manufacturing facility to a third party.

(6)	This lease is scheduled to terminate on June 30, 2007. On July 1, 2000, the Company entered into a lease for an additional 6,000 square feet scheduled to terminate on June 30, 2007.

ITEM 3.       Legal Proceedings

As of December 31, 2001, there were no lawsuits pending against the Company, with the following exception:

Laurence Locks, et al. v. Disc Graphics: In July 2001, plaintiffs served a Summons and Complaint against the Company asserting claims related to the Company's previous purchase of the assets of Contemporary Color Graphics, Inc. ("CCG"). The claims concern principal and interest payments allegedly due on August 1, 2000 under terms of a $1 million dollar note (the "CCG Note"), and a $600,000 convertible debenture (the "CCG Debenture") given by the Company as partial payment of the purchase price in the CCG Acquisition. See, infra, Item 7. Management's Discussion and Analysis of Financial Condition; Contemporary Color Graphics Acquisition. Pursuant to the terms of the CCG asset purchase agreement dated as of July 1, 1999 between the Company, CCG and CCG's shareholders, (the "Asset Purchase Agreement"), the CCG Note and the CCG Debenture, amounts due under the CCG Note and the CCG Debenture are diminished according to a formula contained in the Asset Purchase Agreement as a result of a shortfall between required CCG sales and actual CCG sales. The Company believes that no payments are due to CCG under the terms of the CCG Asset Purchase Agreement. Under the terms of a subordination agreement executed by CCG in favor of the Dime Savings Bank in connection with the CCG Acquisition, the Company believes that CCG may not pursue its claim without the consent of the Dime Savings Bank, which consent has been refused. The action is pending in New York Supreme Court, Suffolk County. Individual plaintiff Laurence Locks has also asserted a claim for breach of his employment agreement with the Company regarding his termination. Locks asserts that he is due "in excess of $332,600" for the unexpired term of the employment agreement, with interest, because he was terminated "without cause."

In lieu of answering the Complaint, the Company has moved to dismiss the action based on documentary evidence, namely, the provisions of the subordination agreement which are clear and unambiguous and which CCG had the opportunity to review and negotiate before executing. The motion has been fully briefed and submitted since December 2001 and the Company is awaiting the Court's decision on the motion.

ITEM 4.       Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the year ended December 31, 2001, there were no matters submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.       Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

      The Company's Common Stock, par value $.01 per share (the "Common Stock") trades on the Nasdaq SmallCap Market under the symbol DSGR. The table set forth below contains the range of the high and low bid prices on the Nasdaq SmallCap Market for the quarters noted.

	Common Stock
	High	Low
Quarter Ended

March 31, 2000	4.438	2.563
June 30, 2000	4.063	2.563
September 30, 2000	3.500	1.938
December 31, 2000	2.875	.750
March 31, 2001	2.188	.875
June 30, 2001	1.180	.500
September 30, 2001	.930	.570
December 31, 2001	1.300	.800

      On February 20, 2002, the closing bid price for the Common Stock on the Nasdaq Small Cap Market was $1.16.

Holders of Common Stock

      As of February 20, 2002, there were 48 holders of record and approximately 563 beneficial owners of the Common Stock.

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

SUMMARY FINANCIAL DATA
(In thousands, except per share amounts)

		Year Ended December 31,

	2001	2000	1999	1998	1997

Income Statement data:
Net Sales	$ 52,672	$ 65,376	$ 67,988	$ 58,882	$ 48,445
Gross Profit	10,594	11,732	17,290	15,799	12,693

Operating (loss) Income	*(2,906)	*(5,610)	4,930	5,249	4,210

Net (loss) Income	(3,107)	(4,728)	2,507	2,864	2,159
Net (loss) income per common share Basic	(.56)	(.86)	.45	.52	.40
Diluted	(.56)	(.86)	.45	.52	.40

Weighted average number of shares outstanding
Basic	5,518	5,518	5,518	5,474	5,387
Diluted	5,518	5,518	5,540	5,492	5,397

*  Includes a $3,617 and $3,458 pre-tax asset impairment charge for 2001 and 2000, respectively.

		As of December 31,

	2001	2000	1999	1998	1997

Balance Sheet Data:
Total Assets	$ 31,246	$ 42,144	$ 42,508	$ 28,372	$ 26,747
Long term liabilities	15,839	22,173	15,493	6,737	8,494
Stockholders' equity	8,580	11,718	16,447	13,940	11,112

ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Policies

      Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission ("SEC"), requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. The notes to the consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. However, in the opinion of management, the Company does not have any individual accounting policy that is critical to the preparation of the consolidated financial statements. This is due principally to the definitive nature of accounting requirements for our business. Also, in many instances, the Company must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United Statements of America. Further, management of the Company has made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and actual results may differ from those estimates. Those areas that require the greatest degree of management judgement include adequacy of the allowance for doubtful accounts, the estimated proceeds upon sale of equipment and building held for sale, and the projected future cash flows utilized in assessing the recoverability of long lived assets.

      Company management believe that full consideration has been given to all relevant circumstances that the Company may be subject to, and the financial statements of the Company accurately reflect management's best estimate of the results of operations, financial position and cash flows of the Company for the years presented.

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

Contemporary Color Graphics, Inc. Acquisition

      On July 1, 1999, the Company acquired substantially all of the assets and certain liabilities of Contemporary Color Graphics, Inc. ("CCG"), a New York based commercial printer. The purchase price consisted of $3,500,000 in cash, and a promissory note in the amount of $1,000,000, a supplemental note in the amount of $1,000,000, convertible debentures in the amount of $600,000 and assumed debt of approximately $1,200,000, subject to adjustment. The Company paid the cash portion of the purchase price from borrowings under its revolving credit facility. Principal payments were scheduled to commence on August 1, 2000 with respect to the promissory notes and debentures, and on August 1, 2003 with respect to the supplemental note. The former shareholders of CCG have the option of converting the debentures into shares of the Company's common stock, valued at $5.50 per share, at least 30 days before any principal or interest payment on the debentures. The CCG Acquisition was accounted for using the purchase method of accounting and accordingly, the results of CCG's operations are included in the Company's results from the date of the CCG Acquisition.

      Because certain contingencies required under the asset purchase agreement were not achieved, the CCG purchase price was reduced by $404,000 during fiscal 2000 and $1,133,000 during the third quarter of fiscal 2001. This adjustment was reflected as a reduction by the Company of the principal amount due on the promissory note and convertible debentures and a corresponding reduction in goodwill. See Supra, "Item 3 - Legal Proceeding".

      In the fourth quarter of 2001, the Company recorded a charge for the write-off of intangible assets associated with the abandonment of the CCG Acquisition of $3,617,000. See "Charge Related to the Impairment of Intangible Assets" for further discussion.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales

      Net sales for the year ended December 31, 2001 were $52,672,000 compared to $65,376,000 for the same period the prior year, representing a decrease of $12,704,000 or 19.4%. The closure of the Indiana facility accounted for approximately $4,605,000 or 36.2% of the decline in sales. The overall decline in net sales, excluding the effect of the Indiana facility closure, was most evident in commercial printing (down $5,273,000 or 65.0%) and computer software packaging on lower new product releases (off approximately $2,804,000 or 34.6%) between 2000 and 2001. The decrease in sales generally reflects soft market conditions in virtually all product lines except Video/DVD packaging which in part is due to the impact of sales to a major film studio. This decline in commercial printing was primarily the result of the Company's decision to eliminate low margin and unprofitable commercial sales by abandoning the CCG Acquisition in an effort to concentrate our resources on more profitable product lines. In 2001, the Company's top ten customers accounted for 32% of revenues for the year compared to 30% in 2000. The Company's focus on new accounts and new markets as well as strengthening sales to current customers continues to be a priority of the Company.

Gross Profit

      The Company recognized gross profit of $10,594,000 (a 20.1% profit margin) for the year ended December 31, 2001, compared to $11,732,000 (a 17.9% profit margin) for the prior year representing a profit margin increase of 2.2 percentage points. The Company's gross profit declined only $1,138,000 or 9.7% on a sales decline of $12,704,000 or 19.4% reflecting the implementation of several cost containment initiatives. Faced with weakening sales in a soft economy, the Company approved the closure of its Indiana facility during the first quarter of 2001 and implemented several cost containment initiatives, which included headcount reductions in the Hauppauge facility, the renegotiation of more favorable pricing arrangements with several of our main suppliers and the reduction of outside processing costs through improved deployment of available production resources. Despite the decline in sales, the Company's aggressive cost containment has resulted in an improvement in gross profit margin.

Selling, Shipping, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2001 were $9,786,000 (18.6% of net sales) compared to $13,883,000 (21.2% of net sales) for the prior year, a decrease of $4,097,000 or 29.5%. The decrease is primarily due to a reduction in several fixed cost areas including all employee related costs on headcount reductions, communications, and outside professional services. In addition, variable selling expenses such as sales commissions have decreased on lower sales volume.

Equity in Loss of Joint Venture

      For the year ended December 31, 2001, the Company recorded $377,000 as its share of losses from its equity method investment in the GraphCorr joint venture. The venture commenced operations during the fourth quarter of 2001.

Charge Related to the Impairment of Intangible Assets

      In the fourth quarter of 2001, the Company recorded a charge related to the impairment of intangible assets in connection with the CCG Acquisition of $3,617,000. During the fourth quarter, the Company made the determination to abandon the business acquired in the CCG Acquisition based on unprofitable sales, the disposition of substantially all physical assets related thereto, and the termination of employment of the previous officers of CCG.

Interest Expense

      Net interest expense for the year ended December 31, 2001 was $1,636,000 compared to $1,662,000 for the prior year. Interest expense includes interest payable under the Company's revolving credit facility, its notes and capital lease obligations on equipment, as well as its note, supplemental note and debenture issues in connection with the CCG Acquisition. The slight decrease in interest expense reflects a decrease in debt obligations partially offset by higher effective interest rates on those debt obligations.

Income Taxes

      As a result of the loss for the year ended December 31, 2001, the Company recorded a tax benefit of $1,811,000 as compared with a tax benefit of $2,543,000 for the year ended December 31, 2000, with a change in the effective tax rate to 36.8% in 2001 from 35.0% in 2000. This rate reflects an estimated tax benefit for the full year which considers the Company's estimated tax loss for the full year subject to an assessment of the recoverability of the resulting deferred tax asset considering its ability to carry such losses forward for tax purposes and the anticipated reversal of existing temporary differences.

Net (Loss) Income

     The net loss for the year ended December 31, 2001 was $822,000 before the nonrecurring write off of intangibles ($2,286,000, net of taxes) related to the CCG Acquisition compared to a net loss of $2,481,000 for the year ended December 31, 2000 before asset impairment charges ($2,248,000, net of taxes). The decrease in the net loss is primarily due to implementation of several cost containment initiatives which have improved gross profit margins and have reduced other SG&A expenses.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Sales

      Net sales for the year ended December 31, 2000 were $65,376,000 compared to $67,988,000 for the same period the prior year, representing a decrease of $2,612,000 or 3.8%. The $2,612,000 decline in revenues was due principally to lower than anticipated sales from existing and potential new customers in video, entertainment, and video software packaging. Additionally, the bankruptcy of one of the Company's largest customers also contributed to the reduction. Furthermore, decreased sales were partially the result of the Company's decision to eliminate low margin and unprofitable commercial sales in an effort to concentrate our resources on more profitable product lines within commercial and other categories. Historically, the Company has competed with independent manufacturers; however, in fiscal 2000, paper companies purchased two of the Company's largest competitors. This put the Company in the position of competing with significantly larger integrated manufacturers. In 2000, the Company's top ten customers accounted for 30% of revenues for the year as compared to 39% in 1999.

Gross Profit

      The Company recognized gross profit of $11,732,000 (a 17.9% profit margin) for the year ended December 31, 2000, as compared to $17,290,000 (a 25.4% profit margin) for the prior year, representing a decrease of $5,559,000, or 32.1%. The Company's operating results were negatively affected by lower than expected sales volume, an increased cost structure and production inefficiencies associated with the expansion of our facilities and the acquisition of large format equipment. See "Subsequent Events" for further discussion. Also contributing to the reduction in gross profit was an increase in raw material costs which can only be partially passed on to customers, as well as costs associated with the closing of the Edgewood facility in 2000. The Company expected to receive its ISO 9001 certification during fiscal 2000, but has delayed the certification process until 2002. In the fourth quarter of 2000, the Company implemented a cost containment initiative. As part of this initiative, Disc negotiated more favorable pricing arrangements with several of its main suppliers.

Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2000 were $13,883,000 (21.2% of net sales) compared to $12,360,000 (18.2% of net sales) for the prior year, an increase of $1,523,000. The increase in the dollar amount of SG&A was primarily due to an increase in bad debt expense, increased headcount and labor costs, as well as the amortization of goodwill associated with the CCG Acquisition.

Charge Related to Impairment of Long Lived Assets

      In the fourth quarter of 2000, the Company recorded a charge related to the impairment of long lived assets of $3,458,000. This charge is comprised of the write-off of goodwill associated with the closure of the Indiana facility and the write down of certain manufacturing equipment and a building to net realizable value, which was to be sold.

Interest Expense

      Net interest expense for the year ended December 31, 2000 was $1,662,000 compared to $747,000 for the prior year. Interest expense included interest payable under the Company's revolving credit facility, its notes and capital lease obligations on equipment, as well as its note, supplemental note and debenture issued in connection with the CCG Acquisition. The increase in net interest expense was due to increased borrowings under the Company's revolving credit facility during the year for its capital improvement program, as well as a full year of interest expense on the note, supplemental note and debenture related to the CCG Acquisition.

Income Taxes

      As a result of the loss for the year ended December 31, 2000, the Company recorded a tax benefit of $2,543,000 as compared to a provision for income taxes of $1,676,000 for the year ended December 31, 1999, with a change in the effective tax rate to 35% in 2000 from 40% in 1999.

Net (Loss) Income

      The net loss for the year ended December 31, 2000 was $4,728,000, compared to a net income of $2,507,000 for the same period in the prior year, a decrease of $7,235,000. The decrease in net income was due to lower than expected sales volume, coupled with the increased cost structure associated with the expansion of our facilities to accommodate large format equipment, costs associated with closing the Edgewood facility, the impairment charge discussed above, and an increase in paper costs.

Liquidity and Capital Resources

      The SEC recently issued Financial Reporting Release No. 61, which sets forth the views of the SEC regarding enhanced disclosures relating to liquidity and capital resources. The information provided below about the Company's debt, credit facilities and future commitments is included here to facilitate a review of the Company's liquidity.

      The Company's total debt was $15,094,000 and $21,967,000 at December 31, 2001 and 2000, respectively. As discussed in Note 7 to the consolidated financial statements, the Company's total debt of $15,094,000 at December 31, 2001 is due to be repaid as follows: in 2002 $1,280,000, in 2003-2004 $9,944,000; in 2005-2006 $2,294,000; and thereafter, $1,576,000. Debt obligations due to be repaid in 2002 will be satisfied with operating cash flows.

      The Company's debt consists of both fixed and variable-rate instruments. At December 31, 2001 and 2000, fixed-rate debt constituted approximately 46% and 32% of its total debt, respectively. The increase in the percentage of fixed-rate debt was primarily due to repayment of revolving line of credit borrowing during 2001. The average interest rate on the Company's debt was approximately 7.2% and 9.0% at December 31, 2001 and 2000, respectively.

      The primary source of cash for the Company's business has been cash flow from operations and availability under the Company's revolving credit facility. Cash as of December 31, 2001 was $53,000 compared to $59,000 as of December 31, 2000. Net cash provided from operations for the year ended December 31, 2001 was $7,192,011 compared to $1,001,000 for the year ended December 31, 2000. The improvement in cash flows from operations is primarily attributable to the Company's critical focus on cash management resulting in a reduction in accounts receivable and inventory balances of $3,394,000 and improved use of trade credit. As of December 31, 2001, the company had working capital of $8,545,000 compared to $10,519,000 as of December 31, 2000.

      On June 1, 2001, following adoption by the Company of a consolidation plan, the Company amended its credit agreement with its primary lender (the "Credit Agreement"). This amendment established revised covenants to reflect the Company's 2001 projections and consolidation plan and had a maturity date of April 15, 2002, which was subsequently extended to July 31, 2002.

      On December 28, 2001 the Company and its primary lender signed an amendment to the Credit Agreement. The amendment establishes revised covenants, and includes the following changes to the Credit Agreement: (i) reduction in maximum borrowing under the revolving credit facility to $11,000,000, subject to a borrowing base formula based on eligible accounts receivable and inventory, (ii) change of maturity to a three year term with a five and six year amortization against machinery and real estate respectively, (iii) refinancing of two term loans currently financed by the primary lender, one secured by machinery and equipment and the other secured by real estate. As of December 31, 2001, the Company had $2,066,000 available under its revolving credit facility and was in compliance with all covenants.

      In connection with the Company's closure of its Indiana facility during the second quarter 2001, the Company has sold virtually all of the related machinery and equipment as of December 31, 2001. During 2001, the Company realized gross proceeds from the sale of machinery and equipment of $559,000 and used the proceeds primarily in paying down the related debt. As of December 31, 2001 the Indiana real estate remains unsold.

      As part of the Company's consolidation plan adopted in 2001, the Company planned to streamline operations by selling certain other equipment in an effort to realign its capacity. In connection with this consolidation initiative, the Company has written down the related equipment to net realizable value and recorded a charge of approximately $3,458,000 during fiscal year 2000. As of December 31, 2001 the equipment remains unsold and the Company is seeking potential buyers. By selling the equipment and further consolidating operations, the Company believes that it will achieve improved production efficiency, profitability and asset utilization. However, there can be no assurance that the Company's profit margins and competitive position will improve.

      As a result of the modifications to the Credit Agreement, the Company's realignment actions, and cost reduction initiatives, management believes that its profit potential and cash flow will be improved. Further, cash provided by operations and amounts available from its Credit Agreement are expected to be sufficient to meet the Company's cash requirements through the next fiscal year.

      As a result of the CCG Acquisition in 1999 and the purchase of approximately $9.6 million of additional manufacturing equipment over the past two years, the Company's total indebtedness and future debt service obligations have increased significantly from prior levels. The Company intends to fund these debt service obligations from operating cash flow in future periods, and believes that it will have sufficient funds to do so. In addition, proceeds from the sale of equipment and real estate discussed above will be utilized to pay down borrowings under the Company's debt agreements.

      The Company is obligated under capital leases for machinery and equipment. At December 31, 2001 and 2000, capital lease obligations were $132,000 and $1,127,000, respectively, and are scheduled to be fully paid in 2002.

      The Company leases its main operating facility from an entity owned by related parties of the Company. The lease is for a fifteen year term, expiring in 2007 and requires annual rental payments aggregating $348,000, plus payments for a share of maintenance, insurance and real estate taxes. The Company is also obligated under non-cancelable operating leases. Future minimum lease payments under these agreements is as follows: in 2002 $1,308,000; in 2003-2004 $1,899,000; in 2005-2006 $1,666,000; and thereafter $808,000.

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

      Historically, a portion of the Company's business has been moderately seasonal. The requirements of the home video, music and cosmetic markets for products to be delivered for the holiday season historically causes an increase in sales from August through October. See "Item 1. Business-Seasonality," above.

New Accounting Pronouncement

      Effective January 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivative financial instruments be recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or accumulated other comprehensive income, depending upon whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction.

      The Company has interest rate swaps to hedge a portion of its variable rate debt which are accounted for as qualifying cash flow hedges. As a result, during the year ended December 31, 2001, the Company recorded approximately $30,000 in losses in other comprehensive loss relating to the change in fair value of its cash flow hedges. At December 31, 2001, the fair value of such instruments was a net liability of approximately $30,000.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests methods of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company will adopt the provisions of SFAS No. 141 on January 1, 2002. Management does not believe the adoption of SFAS No. 141 will have a significant affect on the Company's consolidated financial position or results of operations. Upon adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The Company will adopt the provisions of SFAS No. 142 on January 1, 2002. Based upon the Company's current amount of goodwill and qualifying intangible assets, management expects the adoption to reduce its fiscal 2002 annualized amortization expense, which is not deductible for tax purposes, by approximately $74,000.

      In August 2001, the SFAS issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes FASB Statement No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 143 on January 1, 2003 and required to adopt SFAS No. 144 on January 1, 2002 and does not expect SFAS No. 143 and 144 to have a material impact on the Company's consolidated financial position or results of operations.

ITEM 7A.       Quantitative and Qualitative Disclosures About Market Risk

      The Company finances the purchase of production equipment and other capital expenditures through long-term debt and/or capital leases. A significant portion of the Company's long-term debt is its revolving line of credit under the Credit Agreement, which is exposed to changes in interest rates. As of December 31, 2001, the Company had approximately $5,994,000 of debt outstanding on its revolving line of credit. The stated or implicit rates on the Company's other borrowings, including capital leases, are generally fixed or in those instances where rates are variable, the Company generally fixes the rates through interest rate swap agreements. If current interest rates were to increase by 10%, the effect on the Company would be an additional annual expense of approximately $35,000.

      The Company does not have any sales, purchases, assets or liabilities denominated in currencies other than the U.S. dollar, and as such is not subject to foreign currency exchange rate risk.

ITEM 8.        Financial Statements and Supplementary Data

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2001 and 2000

(With Independent Auditors' Report Thereon)

Report of Independent Accountants

To the Board of Directors
      and Stockholders
of Disc Graphics, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Disc Graphics, Inc. and its subsidiaries (the "Company") at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
January 31, 2002

-F1-

Independent Auditors' Report

The Board of Directors
      and Stockholders
Disc Graphics, Inc.:

We have audited the accompanying consolidated balance sheet of Disc Graphics, Inc. and subsidiaries as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Disc Graphics, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Melville, New York
February 2, 2001, except for
Notes 5 and 16, which are as of April 13, 2001

-F2-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2001 and 2000

	2001	2000

Assets
Current assets:
Cash	$52,780	$59,489
Accounts receivable, net of allowance for doubtful accounts
of $1,280,000 and $1,498,000, respectively	9,484,793	12,343,062
Inventories	1,430,316	2,695,377
Prepaid expenses and other current assets	341,850	355,626
Income taxes receivable	1,072,551	1,281,284
Deferred income taxes	2,990,000	2,037,000
Total current assets	15,372,290	18,771,838

Plant and equipment, net (including $5,025,000 of assets held
for sale at December 31, 2001)	14,380,367	16,782,729
Goodwill, net of amortization of $418,000
and $867,000, respectively	695,431	5,293,688
Covenants not to compete, net of amortization of $364,000 in 2000	----	736,236
Security deposits and other assets	324,806	334,168
Investment in joint venture	472,947	225,000

Total assets	$31,245,841 —————	$42,143,659 —————

Liabilities and Stockholders' Equity

Current liabilities:
Current maturities of long term debt	$1,279,761	$1,458,290
Current maturities of capitalized lease obligations payable	131,759	710,485
Accounts payable and accrued expenses	5,416,077	6,083,982
Total current liabilities	6,827,597	8,252,757

Long term debt, less current maturities	13,813,929	20,509,060
Capitalized lease obligations payable, less current maturities	----	416,634
Deferred income taxes	2,024,595	1,247,000
Total liabilities	22,666,121	30,425,451
Commitments and Contingencies (Note 12)

Stockholders' equity:
Preferred stock:
$.01 par value;authorized 5,000 shares; no shares issued and outstanding	----	----
Common stock:
$.01 par value; authorized 20,000,000 shares; issued 5,548,761 shares	55,488	55,488
Additional paid-in capital	5,009,671	5,009,671
Retained earnings	3,577,535	6,685,012
	8,642,694	11,750,171

Less:
Treasury stock, at cost, 30,519 shares	(31,963)	(31,963)
Other comprehensive income	(31,011)	----
Total stockholders' equity	8,579,720	11,718,208

Total liabilities and stockholders' equity	$31,245,841 —————	$42,143,659 —————

See accompanying notes to Consolidated Financial Statements

-F3-

DISC GRAPHICS, INC.
AND SUBSDIARIES

Consolidated Statements of Operations
Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Net sales	$52,672,074	$65,376,090	$67,987,941
Cost of sales	42,078,495	53,644,234	50,697,468

Gross profit	10,593,579	11,731,856	17,290,473

Operating Expenses:
Selling and shipping	4,687,162	7,572,868	6,804,982
General and administrative	5,098,388	6,310,521	5,555,369
Asset impairment charge	3,616,855	3,458,000	----
Loss on disposal of equipment	97,088	----	----

Operating (loss) income	(2,905,914)	(5,609,533)	4,930,122

Interest expense, net	1,635,724	1,661,956	747,202
Equity in loss of joint venture	377,053	----	----

(Loss) Income before provision for income taxes	(4,918,691)	(7,271,489)	4,182,920

(Benefit) provision for income taxes	(1,811,214)	(2,543,000)	1,676,000

Net (loss)Income	$(3,107,477)	(4,728,489)	2,506,920
	—————	—————	—————

Net (loss) Income per share:

Basic	$(0.56)	(0.86)	0.45
	—————	—————	—————

Diluted	$(0.56)	(0.86)	0.45
	—————	—————	—————

Weighted average number of shares outstanding

Basic	5,518,242	5,518,269	5,518,361

Diluted	5,518,242	5,518,269	5,540,265

See accompanying notes to Consolidated Financial Statements

-F4-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2001, 2000 and 1999

					Additional			Other
	Preferred Stock		Common Stock		paid in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	Stock	Income	Total

Balance, December 31, 1998	----	$ ----	5,548,761	$55,488	5,009,671	8,906,581	(31,336)	----	13,940,404

Purchase of Treasury Stock	----	----	----	----	----	----	(270)	----	(270)

Net Income	----	----	----	----	----	2,506,920	----	----	2,506,920

Balance, December 31, 1999	----	----	5,548,761	55,488	5,009,671	11,413,501	(31,606)	----	16,447,054

Purchase of Treasury Stock	----	----	----	----	----	----	(357)	----	(357)

Net Loss	----	----	----	----	----	(4,728,489)	----	----	(4,728,489)

Balance, December 31, 2000	----	----	5,548,761	55,488	5,009,671	6,685,012	(31,963)	----	11,718,208

Change in Fair Value of Derivatives Accounted for as Hedges	----	----	----	----	----	----	----	(31,011)	(31,011)

Net Loss	----	----	----	----	----	(3,107,477)	----	----	(3,107,477)

Total Comprehensive Income 2001	----	----	----	----	----	(3,107,477)	----	(31,011)	(3,138,488)

Balance, December 31, 2001	---- ———	$ ---- ———	5,548,761 —————	$55,488 ———	5,009,671 —————	3,577,535 —————	(31,963 ———)	(31,011 —————)	8,579,720 —————

See accompanying notes to consolidated financial statements.

-F5-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash flows from operating activities:
Net (loss) income	$(3,107,477)	$(4,728,489)	$2,506,920
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,730,631	3,623,455	2,477,667
Deferred income tax (benefit) expense	(175,405)	(1,277,000)	127,000
Provision for doubtful accounts	729,089	940,324	422,721
Asset impairment charge	3,616,855	3,458,000	----
Loss on sale of assets related to consolidation of Edgewood facility	----	258,770	----
Equity in loss of equity investment	377,053	----	----
Loss on disposal of equipment	97,088	----	----
Changes in assets and liabilities, net of the effect of business acquired:
Accounts receivable	2,129,180	296,278	(210,400)
Inventory	1,265,061	1,732,997	(1,857,906)
Prepaid expenses and other current assets	13,776	(75,747)	(46,677)
Accounts payable and accrued expenses	(698,918)	(2,058,098)	1,641,772
Income taxes payable	208,733	(1,871,388)	(225,848)
Security deposits and other assets	6,345	701,998	(302,272)
Net cash provided by operating activities	7,192,011	1,001,100	4,532,977

Cash flows from investing activities:
Capital expenditures	(396,420)	(9,179,655)	(5,722,182)
Purchase of net assets of business acquired	----	(7,500)	(3,581,806)
Investment in joint venture	(625,000)	(225,000)	----
Proceeds from sale of equipment	558,500	596,340	----
Net cash used in investing activities	(462,920)	(8,815,815)	(9,303,988)

Cash flows from financing activities:
(Repayments) proceeds of long-term debt	(5,740,440)	10,497,250	6,356,356
Principal payments of capital lease obligations	(995,360)	(2,765,220)	(1,485,857)
Purchase of treasury stock	----	(357)	(270)

Net cash (used in) provided by financing activities	(6,735,800)	7,731,673	4,870,229

Net (decrease) increase in cash	(6,709)	(83,042)	99,218

Cash at beginning of year	59,489	142,531	43,313

Cash at end of year	$52,780	$59,489	$142,531
	—————	—————	—————

See accompanying notes to Consolidated Financial Statements

-F6-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

Disc Graphics, Inc. and subsidiaries (the "Company") operates in one business segment: printing and manufacturing of paperboard packaging. The Company's customers include music, home video, pharmaceutical and general consumer products companies. The Company's business has historically been moderately seasonal. This seasonality has primarily been the result of the music and home video products which are sold between August and October for the holiday season.

(b)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

(c)	Revenue Recognition

The Company recognizes revenue from products shipped when risk of loss and title transfers to its customers.

(d)	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents in 2001, 2000 and 1999.

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

-F7-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

Assets under capital leases and leasehold improvements are amortized over the lesser of the term of the lease or the estimated life of the asset, depending upon the provisions of the lease.

(g)	Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a period of 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. In connection with the abandonment of the Contemporary Color Graphics, Inc. ("CCG") acquisition, related goodwill and covenant not to compete of $3,616,855 was written off in 2001.

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

Basic earnings per share are computed by dividing income (loss) available to common stockholders (which, for the Company, equals its net income (loss)) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if all securities exercisable or exchangeable for or convertible into shares of common stock that were outstanding during the period, such as stock options, and convertible debentures, were exercised or converted into shares of common stock. The computation of weighted average shares outstanding used in the calculation of diluted earnings per share does not include shares of common stock that would be issuable upon the convertible debenture, because the conversion rate of such debentures exceeded the market price of the Company's common stock during the relevant periods. In 2001, the computation of diluted earnings per share does not include incremental shares issuable upon the exercise of stock options since the Company experienced a loss. Total options outstanding as of December 31, 2001 were 222,146.

-F8-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

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

Due to the closure of the Company's Indiana facility and the planned sale of certain equipment and a building during fiscal 2001, the Company has written down certain long lived assets based on the related fair values less costs to sell (see Note 16). As of December 31, 2001, $5,025,000 of net property, plant and equipment is expected to be sold.

(l)	Comprehensive Income

Other comprehensive income represents the change in stockholders' equity resulting from transactions other than stockholder investments and distributions. The Company's comprehensive income includes net income and changes in the fair value of derivative instruments.

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

-F9-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(n)	New Accounting Pronouncements

Effective January 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivative financial instruments be recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or accumulated other comprehensive income, depending upon whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction.

The Company has interest rate swaps to hedge a portion of its variable rate debt which are accounted for as qualifying cash flow hedges. As a result, during the year ended December 31, 2001, the Company recorded approximately $30,000 in losses in other comprehensive loss relating to the change in fair value of its cash flow hedges. At December 31, 2001, the fair value of such instruments was a net liability of approximately $30,000.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests methods of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company will adopt the provisions of SFAS No. 141 on January 1, 2002. Management does not believe the adoption of SFAS No. 141 will have a significant affect on the Company's consolidated financial position or results of operations. Upon adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The Company will adopt the provisions of SFAS No. 142 on January 1, 2002. Based upon the Company's current amount of goodwill and qualifying intangible assets, management expects the adoption to reduce its fiscal 2002 annualized amortization expense, which is not deductible for tax purposes, by approximately $74,000.

In August 2001, the SFAS issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes FASB Statement No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 143 on January 1, 2003 and required to adopt SFAS No. 144 on January 1, 2002 and does not expect SFAS No. 143 and 144 to have a material impact on the Company's consolidated financial position or results of operations.

-F10-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(2)	Acquisition of Contemporary Color Graphics, Inc.

On July 1, 1999, the Company acquired substantially all of the assets and certain liabilities of Contemporary Color Graphics, Inc., a New York based commercial printer, for $3,500,000 in cash at closing, a promissory note in the amount of $1,000,000, a supplemental note in the amount of $1,000,000, convertible debentures in the amount of $600,000 and assumed debt of approximately $1,200,000, subject to adjustment. See Note 8 for further information regarding the notes, debentures and debt assumed. The Company paid the cash portion of the purchase price from borrowings under its revolving credit facility. The acquisition was accounted for using the purchase method of accounting and in accordance with generally accepted accounting principles.

The total purchase price, including transaction costs of $89,000 and $185,000 relating to the valuation of certain net assets, was allocated to the fair value of the assets acquired and liabilities assumed. The purchase price allocation resulted in goodwill of $5,451,300 and covenants not to compete of $1,000,000. The principal amount due on the promissory note and convertible debentures on August 1, 2000 and 2001 of $320,000 and $640,000, respectively, were not paid because minimum sales amount required under the asset purchase agreement were not achieved for the year's ended June 30, 2000 and 2001, respectively. In addition, as a result of the sales shortfall, the remaining balances of the promissory note and convertible debenture was reduced by an additional $84,000 in 2000 and $493,220 in 2001. As a result of the downward adjustment, goodwill was also reduced accordingly in the amount of $404,000 in 2000 and $1,133,220 in 2001. In the fourth quarter of 2001, the Company made the determination to abandon the CCG Acquisition, and accordingly recorded a charge for the write off of all intangible assets in the amount of $3,617,000.

In March 2000, the Company announced that it would close its Edgewood facility (the former CCG facility) and consolidate its operations with its Hauppauge, New York facility. In connection with the consolidation, the Company recorded a charge of $324,000, principally relating to a loss on the sale of equipment.

In July 2001, CCG and its former owners commenced a lawsuit against the Company for principal and interest payments allegedly due on August 1, 2000 under the terms of the $1 million note and the $600,000 convertible debentures. The Company believes that no payments are currently due to the former owners of CCG since the minimum sales levels discussed above were not achieved. Under the terms of a subordination agreement executed by CCG in favor of the Company's lender, CCG may not pursue its claim without the consent of the Company's lender, which consent has been refused.

(3)	Supplemental Cash Flow Information The following is supplemental information relating to the consolidated statements of cash flows:

	2001	2000	1999

Cash paid during the year for:

Interest	$1,452,796	1,562,496	737,073
Income taxes	$ 78,679	605,388	1,774,848

-F11-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(4)	Inventories

	Inventories consist of the following:
		2001	2000

	Raw materials	$922,331	1,517,370
	Work-in-process	270,249	844,808
	Finished goods	237,736	333,199

		$1,430,316 ————	2,695,377 ————

(5)	Property, Plant and Equipment

	Property, plant and equipment consist of the following:
		2001	2000

	Land and building	$550,000	550,000
	Machinery and equipment	24,944,779	27,637,361
	Furniture and fixtures	2,199,882	2,146,523
	Leasehold improvements	2,759,992	2,743,373
	Automobiles and trucks	196,353	268,450
		30,651,006	33,345,707
	Less accumulated depreciation and amortization	13,919,956	13,399,978

	Reserve for loss on sale of equipment and building	2,350,683	3,163,000

		$14,380,367 ————	16,782,729 ————

Depreciation and amortization expense of property, plant, and equipment amounted to $2,730,631, $2,118,815 and $2,076,563 for the years ended December 31, 2001, 2000, and 1999, respectively.

-F12-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(6)	Accounts Payable and Accrued Liabilities

	Accounts payable and accrued liabilities at December 31, 2001 and 2000 consisted of the following:

		2001	2000

	Accounts payable and accrued accounts payable	$2,291,057	2,297,973
	Accrued payroll and other employee benefits	1,854,540	2,399,112
	Accrued vacation	363,207	402,330
	Accrued commissions	101,617	374,929
	Accrued other	805,656	609,638

		$5,416,077 ————	6,083,982 ————

(7)	Long Term Debt

	Long Term Debt is summarized as follows:

		2001	2000

	Revolving line of credit (a)	$5,994,413	$12,809,131
	Wells Fargo Equipment Finance, Inc. (b)	2,722,235	2,989,600
	Orix Financial Services, Inc. (c)	2,030,752	----
	GE Capital Public Finance (d)	1,158,233	1,471,375
	People's Capital and Leasing Corp. (e)	878,502	1,138,269
	Promissory Note (f)	----	716,000
	Supplemental Note (g)	1,208,250	1,124,950
	Convertible Debenture (h)	62,780	480,000
	Secured equipment financing note (i)	627,900	759,900
	Mortgage payable (j)	410,625	478,125
		15,093,690	21,967,350
	Less current maturities	1,279,761	1,458,290

		$13,813,929 ————	20,509,060 ————

-F13-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(a)	In February, 1997, the Company entered into a financing agreement with Key Bank, N.A., now known as the Dime Savings Bank of New York, FSB, as amended on December 1, 1998 and June 22, 2001 (the "Credit Agreement"). On December 28, 2001 the Company and its primary lender signed an amendment to the Credit Agreement. The amendment establishes revised covenants, and includes the following changes to the Credit Agreement: (i) reduction in maximum borrowing under the revolving credit facility to $11,000,000, subject to a borrowing base formula based on eligible accounts receivable and inventory, (ii) change of maturity to a three year term with a five and six year amortization against machinery and real estate, respectively, and (iii) refinancing of two term loans currently financed by the primary lender, one secured by machinery and equipment and the other secured by real estate. The Credit Agreement bears interest at the bank's base rate plus 1%. At December 31, 2001 the base rate plus 1% was 5.75%. The Credit Agreement is secured by substantially all of the Company's unsecured assets.

(b)	Secured equipment financing note payable to Wells Fargo Equipment Finance, Inc. payable in 96 monthly installments of $43,799 including interest at a fixed rate of 9%.

(c)	Secured equipment financing note payable to Orix Financial Services, Inc. payable in 84 monthly installments of $36,430 including interest at a fixed rate of 9.2%.

(d)	Secured equipment financing note payable to GE Capital Public Finance payable in 60 monthly installments of $34,273 including interest. Interest is variable, calculated at a rate of 1.50% plus LIBOR. The dollar amount of payments will not change with fluctuations in the interest rate. An adjustment is made at the end of each three-month period and the subsequent installment payment is adjusted accordingly.

(e)	Secured equipment financing note payable to People's Capital and Leasing Corp. payable in 84 monthly installments of $18,134 including interest at a fixed rate of 9%.

(f)	In connection with the acquisition of CCG, the Company issued a $1,000,000 promissory note. Principal on the promissory note must be paid in three annual installments commencing on August 1, 2000. Interest at a rate of 8.33% per annum on the note is paid quarterly. The principal amounts of this note and the debentures referred to below are subject to downward adjustment if CCG does not meet certain minimum revenue levels. In the event such levels are not met and the principal amounts are reduced, goodwill will be adjusted accordingly.

The principal amount due on the promissory note on August 1, 2000 and 2001 of $200,000 and $400,000, respectively, were not paid because minimum sales amounts for the years ended June 30, 2000 and 2001, respectively, required under the asset purchase agreement were not achieved. In addition, as a result of the sales shortfall, the remaining balance of the promissory note was reduced by an additional $84,000 in 2000 and $316,000 in 2001.

-F14-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(g)	In connection with the acquisition of CCG, the Company issued a $1,000,000 supplemental note. Principal on the supplemental note must be paid in two annual installments commencing on August 1, 2003. Interest at a rate of 8.33% per annum on the note must be paid on each principal payment date. Interest accrued on the supplemental note as of December 31, 2001 is $208,250.

(h)	In connection with the acquisition of CCG, the Company issued a $600,000 convertible debenture. The convertible debenture must be paid in three annual installments commencing on August 1, 2000. Interest at a rate of 8.33% per annum on the note is paid quarterly. The former shareholders of CCG have the right to convert the debentures into shares of the Company's common stock, not less than 30 days before any principal or interest payment date at a rate of one share for every $5.50 of principal or interest.

The principal amount due on the convertible debentures on August 1, 2000 and 2001 of $120,000 and $240,000, respectively, were not paid because minimum sales amounts required for the years ended June 30, 2000 and 2001, respectively, under the asset purchase agreement were not achieved. In addition, as a result of the sales shortfall, the remaining balance of the convertible debenture was reduced by an additional $177,220.

(i)	Secured equipment financing note payable to a bank, payable in monthly installments ranging from $10,300 in 2000 to $13,500 in 2004, plus interest, with a final balloon payment of $200,100 due December 1, 2004. Interest is variable, calculated at a rate of 1.75% points below the bank's current index rate, which was 4.75% at December 31, 2001. The interest rate for this note was 3.00% at December 31, 2001.

(j)	In connection with the acquisition of Benham, the Company obtained a mortgage loan with a lending institution in the amount of $675,000 for the building and land acquired. The mortgage loan is payable in monthly installments of $5,625 plus interest, with a final balloon payment of $219,375 due December 1, 2004. Interest is calculated at the bank's base rate plus 1%. This mortgage loan is secured by a first lien on the premises and an assignment of rents and leases on the premises.

Proceeds from the sale of equipment and a building, as discussed in Note 17, will be used to pay down long term debt.

The aggregate maturities of long-term debt outstanding as of December 31 for each of the five years subsequent to 2001, including amounts outstanding under the Credit Agreement, are as follows: $1,279,761 in 2002; $2,024,726 in 2003; $7,918,956 in 2004; $1,329,861 in 2005; $964,082 in 2006; and $1,576,304 thereafter.

As a result of the modifications to the Credit Agreement and the Company's cost reduction initiatives, management believes cash provided by operations and amounts available from its Credit Agreement are expected to be sufficient to meet the Company's cash requirements through the next fiscal year.

(8)	Leases

The Company is obligated under several capital leases for certain machinery and equipment that expire at various dates during the next year. At December 31, 2001 and 2000, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:

-F15-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

	2001	2000

Machinery and equipment	$1,156,263	3,627,339
Less accumulated amortization	535,857	1,571,474
	$620,406 ————	2,055,865 ————

The Company occupies its premises pursuant to a lease with a related party expiring December 31, 2007, with a five year renewal option (see note 12). The lease provides for annual rentals, as defined, payable monthly, as well as payments for a share of maintenance, insurance, and real estate taxes. The Company is also obligated under various non-cancelable equipment leases.

Rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $1,629,354, $1,841,268, and $1,178,058, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 2001 are:

	Capital Leases	Operating Leases
Year ending December 31:
2002	$135,504	$1,307,858
2003	----	1,019,352
2004	----	879,800
2005	----	839,439
2006	----	872,016
2007 and thereafter	----	807,641

Total minimum lease payments	135,504	$5,681,106 ————

Less amount representing interest (at rates ranging from 7.25% to 8.75%)	3,745
Net principal portion	131,759
Less portion due within one year	131,759

Long-term portion	$0 ————

-F16-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(9)	Stockholders' Equity

(a) Stock Options

Pursuant to the Company's 1995 Incentive Stock Option Plan (the "Plan"), an aggregate of 500,000 shares of the Company's Common Stock are reserved for issuance upon the exercise of options granted pursuant to the Plan. Officers, key employees, directors and certain consultants and advisors to the Company are eligible to participate in the Plan. The Plan may issue incentive stock options and nonqualified stock options. Options are granted at the market price on the date of grant and expire in five or ten years. The duration of any option granted under this Plan must be fixed by the Incentive Stock Option Committee in its sole discretion and no option may be exercised until at least six months after the date of grant. At December 31, 2001, there were 277,854 additional shares available for grant under the Plan.

Changes in options outstanding are as follows:

	Shares	Weighted-average exercise price

Outstanding December 31, 1998	301,429	$3.96
Granted	2,000	3.06
Forfeited	(1,573)	4.50

Outstanding December 31, 1999	301,856	3.97
Granted	2,000	3.04
Forfeited	(63,010)	4.63

Outstanding December 31, 2000	240,846	3.78
Granted	2,000	1.44
Forfeited	(20,700)	4.09

Outstanding December 31, 2001	222,146 ———	3.73

Exercisable at December 31, 2001	222,146 ———	$3.73 ———

The exercise price of options exercisable as of December 31, 2001 was from $1.44 to $4.50.

The weighted average remaining life of options outstanding as of December 31, 2001, was 4.84 years.

The assumptions used in determining the weighted average fair value of options granted are as follows:

-F17-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

	2001	2000	1999

Weighted average fair value	$1.44	3.04	3.06
Divided yield	----	----	----
Risk free interest rate	4.92%	6.56%	4.70%
Stock volatility	222%	179%	56%
Expected option life	10.00	10.00	10.00

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999

Net income (loss):
As reported	$(3,107,477)	(4,728,489)	2,506,920
Pro forma	$(3,109,293)	(4,781,476)	2,395,469

Net income (loss) per share:
As reported: basic and diluted	$(.56)	(.86)	.45
Pro forma: basic and diluted	$(.56)	(.87)	.43

(b)	Warrants

In connection with the Company's merger with its predecessor, warrants to purchase 1,000,000 shares of Common Stock were issued at exercise prices ranging from $7.00 to $10.00. These warrants expire on November 9, 2002.

(10)	Income Taxes

The (benefit of) provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consists of the following:

		2001	2000	1999

Current
	Federal	$(1,347,214)	(990,000)	1,268,000
	State	(290,000)	(276,000)	281,000
		(1,637,214)	(1,266,000)	1,549,000

-F18-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

Deferred:
	Federal	(156,000)	(1,240,000)	82,000
	State	(18,000)	(37,000)	45,000
		(174,000)	(1,277,000)	127,000
		$(1,811,214 ————)	(2,543,000 ————)	1,676,000 ————

The (benefit of) provision for income taxes for the years ended December 31, 2001, 2000, and 1999 differed from the amounts computed by applying the Federal income tax rate of 34% primarily as a result of state and local income taxes, net of Federal income tax benefits.

The tax effects of temporary differences that give rise to a significant portion of the net deferred tax asset (liability) at December 31, 2001 and 2000 are as follows:

	2001	2000

Deferred tax assets:
Inventory valuation	$54,000	47,000
Allowance for doubtful accounts	487,000	509,000
Uniform cost capitalization for inventory	25,000	47,000
Accrued vacation	87,000	110,000
Accrued salaries and commissions	22,000	31,000
Net operating loss carryforward	1,202,000	----
Reserve for asset impairment	1,176,000	1,176,000
Investment tax credit carryforwards and others	835,000	974,000
Total deferred tax assets	3,888,000	2,894,000

Less valuation allowance	(898,000)	(857,000)
Net deferred tax assets	2,990,000	2,037,000

Deferred tax liability:
Accelerated depreciation for tax purposes	(2,024,595)	(1,247,000)

Net deferred tax asset	$965,405 ————	790,000 ————

-F19-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was $898,000 and $857,000, respectively. The net change in the total valuation allowance for the year ended December 31, 2001 was an increase of $41,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, as well as the availability of carryback claims, management believes that it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001.

At December 31, 2001, the Company has available New York State investment tax credit carryforwards aggregating approximately $1,455,000 expiring through 2016.

(11)	Related Party Transactions

The Company leases one of its operating facilities from an entity which is owned by several officers, directors and stockholders of the Company. The lease is for a fifteen year term expiring in 2007 and requires minimum annual rental payments of $348,000. Rentals paid to the entity were $348,000 in each of the years ended December 31, 2001, 2000 and 1999, and a security deposit of $115,000 paid on the lease is included in security deposits and other assets at December 31, 2001.

(12)	Commitments and Contingencies

The Company was party to consulting agreements, as amended, to provide three of its shareholders a minimum annual consulting fee of $37,333 which expired on August 31, 2001. The aggregate expense under these agreements was $74,665 in 2001 and $111,999 in each of the years ended December 31, 2000 and 1999.

The Company has entered into a joint venture agreement with two other entities for the purpose of acquiring and operating a facility to produce reenforced folding cartons. Initial funding of $225,000 is included in "Security Deposits and Other Assets" in the accompanying consolidated balance sheet as of December 31, 2001. The Company was obligated to fund an additional $625,000 which was made in 2001.

-F20-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(13)	Benefit Plans

The Company maintains an Employee 401(k) Savings Plan. The plan is a defined contribution plan which is administered by the Company. All employees are eligible for voluntary participation upon the first day of the month following their employment commencement date. The plan provides for growth in savings through contributions and income from investments. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended. Plan participants are allowed to contribute a specified percentage of their base salary. The Company had matched the participants' contributions up to a maximum of 3% of compensation. As of July 1, 2001, the Company discontinued matching the participants' contributions. The costs related to the plan approximated $144,000, $322,000, and $224,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(14)	Fair Value of Financial Instruments

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

(15)	Business and Credit Concentrations

Most of the Company's customers are located in the United States. No one customer accounted for more than 10% of the Company's sales for 2001, 2000, and 1999. At December 31, 2001 and 2000, three customers (aggregating 18%) and three customers (aggregating 20%) each accounted for more than 5% of the net accounts receivable balance, respectively.

The Company generally grants credit based upon analysis of the customer's financial position and previously established buying and selling patterns.

(16)	Asset Impairment Charge

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

-F21-

DISC GRAPHICS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

In the fourth quarter of 2001, the Company recorded a charge related to the impairment of intangible assets in connection with the CCG acquisition of $3,617,000. During the fourth quarter, the Company made the determination to abandon the business acquired in the CCG Acquisition based on unprofitable sales, the disposition of substantially all physical assets related thereto, and the termination of employment of the previous Officers of CCG.

(17)	Unaudited Quarterly Financial Information

The following is a summary of unaudited quarterly operating results for fiscal 2001 and 2000 (in thousands, except per share amounts):

		2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$13,789	13,024	13,775	12,084
Gross profit	2,466	2,153	3,232	2,743
Net (loss) income	(744)	(869)	322	*(1,818)
Net (loss) income per share:
Basic and diluted	(.13 ———)	(.16 ———)	.06 ———	(.33 ———)

		2000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$16,572	15,595	17,804	15,405
Gross profit	2,894	1,845	3,299	3,694
Net (loss) income	(545)	(1,291)	360	*(2,532)
Net (loss) income per share:
Basic and diluted	(.10 ———)	(.23 ———)	(.07 ———)	(.46 ———)

Net income per share calculations for each of the quarters are based on weighted average numbers of share outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's earnings per share.

Certain amounts from previous quarters have been reclassified to conform with the fourth quarter 2001 classifications.

* Includes a $2,286,000 and $2,248,000 (net of tax) asset impairment charge for 2001 and 2000, respectively, (see Note 17).

-F22-

DISC GRAPHICS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Col. A.	Col. B.	Col. C.	Col. D.	Col. E.	Col. F.

Classification	Balance at Beginning of Period	Charged to Cost and Expense	Deduction(1)	Other	Balance at End of Period

For the year ended December 31, 1999: Allowance for doubtful accounts	$ 1,332,000	$ 423,000	$ (337,000)		$ 1,418,000

For the year ended December 31, 2000: Allowance for doubtful accounts	$ 1,418,000	$ 940,000	$ (860,000)		$ 1,498,000

For the year ended December 31, 2001: Allowance for doubtful accounts	$ 1,498,000	$ 729,000	$ (947,000)		$ 1,280,000

____________________
1  Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

-F23-

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On October 12, 2001, the Company dismissed its independent accountant KPMG LLP ("KPMG"), effective immediately. This decision was approved by the Audit Committee Meeting of the Company's Board of Directors. On October 12, 2001, the Company engaged PricewaterhouseCoopers LLP ("PWC") as its new independent accountant and auditor. This decision was approved by the Audit Committee of the Board of Directors of the Company.

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

The Company requested KPMG to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements made by the Company in this Form 8-K. A copy of such letter, dated October 19, 2001, was filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on October 19, 2001 and incorporated herein by reference.

PART III

      In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference to the Registrant's definitive Proxy Statement pursuant to Regulation 14A for the Registrant's 2002 Annual Meeting of Stockholders. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report.

PART IV

ITEM 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed with this Report:

(1) Financial Statements. (See Item 8 above.) Disc Graphics, Inc. Consolidated Financial Statements for each of the three years in the three-year period ended December 31, 2002.

(2) Financial Statement Schedules. (See Item 8 above.) Schedule II - Valuation and Qualifying Accounts

(3) Exhibits: See Exhibit Index included elsewhere in this Report.

(b)	On October 19, 2001, the Company filed a Report on Form 8-K reporting the dismissal of its independent accountant, KPMG LLP, and the engagement of PricewaterhouseCoopers LLP as its new independent accountant.

(c)	Exhibits. See Exhibit Index included elsewhere in this Report.

(d)	Financial Statement Schedules. See Items 8 and 14(a)(2) above.

EXHIBIT INDEX
Exhibit	Description

2	Agreement and Plan of Merger dated as of May 8, 1995 between the Registrant and Old Disc (filed as Exhibit 2.1 to the Form S-4 Registration Statement, Amendment No. 1 dated August 31, 1995 [File No. 33-94068]).*

2.1	Asset Purchase Agreement dated as of July 1, 1999, by and among the Registrant, Contemporary Color Graphics, Inc. ("CCG") and the shareholders of CCG named therein (filed as Exhibit 2.1 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).*

2.2	Promissory Note dated July 1, 1999, made by the Registrant to CCG in the principal sum of $1.0 million (filed as Exhibit 2.2 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).*

2.3	Supplemental Note dated July 1, 1999, made by the Registrant to CCG in the principal sum of $1.0 million (filed as Exhibit 2.3 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).*

2.4	Security Agreement dated July 1, 1999 between the Registrant and CCG (filed as Exhibit 2.4 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).*

2.5	Agreement of Amendment dated July 1, 1999, between KeyBank National Association and the Registrant (filed as Exhibit 2.5 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 4.a to the Current Report on Form 8-K dated October 27,1995, as amended by the Form 8-K/A Amendment No. 1 thereto).*

3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to Form 8-A, filed June 21, 1996).*

4.1	Redeemable Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, as warrant agent, including the form of Certificates representing the Class A Warrants (filed as Exhibit 4.3 to the Form S-1 Registration Statement, declared effective November 9, 1993 [File No. 33-62980]).*

4.2	Form of Merger Warrants, with Schedule indicating particular terms of each of 60 individual warrants (filed as Exhibit 4.f to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto).*

4.3	1995 Incentive Stock Option Plan (filed as Exhibit 4.5 to the Form S-4 Registration Statement, Amendment No. 1 dated August 31, 1995 [File No. 33-94068]).*

4.4	Agreement dated as of October 27, 1995 between certain stockholders of the Registrant and certain stockholders of Old Disc, a New York corporation (filed as Exhibit 4.h to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No. 1 thereto).*

4.5	Form of certificate evidencing shares of Common Stock (filed as an Exhibit to the Registration Statement on Form S-1, File No. 33-62980 declared effective on November 9, 1993).*

4.6	Option to purchase 50,000 shares in favor of Jeffrey J. Bowe, dated October 24, 1997 (filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1997).*

4.7	Convertible Debenture due July 1, 2002, issued by the Registrant to CCG on July 1, 1999, in the principal amount of $600,000 (filed as Exhibit 4.1 to the Registrant's Form 8-K dated July 1, 1999 and incorporated herein by reference).*
9.1	Voting and Registration Rights Agreement dated October 30, 1995 among the Registrant and its shareholders listed in Exhibit 1 thereto (filed as Exhibit 4.b to the Current Report on Form 8-K dated October 27, 1995, as amended by the Form 8-K/A Amendment No.1 thereto).*

10.1	Security Agreement dated February 26, 1997 between the Registrant and KeyBank National Association (filed as Exhibit 10.a to Registrant's Form 10-K for the fiscal year ended December 31, 1996).*

10.2	Purchase Agreement dated as of May 17, 1996, by and among Registrant, Pointille, Inc. and the shareholders of Pointille (filed as Exhibit 2 to the Current Report on Form 8-K dated May 18, 1996).*

10.3	Form of Indemnification Agreement between RCL and the directors and officers of the Registrant (filed as an Exhibit to the Registration Statement on Form S-1, File No. 33-62980, declared effective on November 9, 1993).*

10.4	Management Agreement between RCL and RCL Capital Partners, Inc., formerly RCL Management Corp., dated October 1, 1992 (filed as an Exhibit to the Registration Statement on Form S-1, File No. 33-62980, declared effective on November 9, 1993).*

10.5	Agreement of Lease, dated as of December 1, 1992 between Registrant and Horizon Equity Partners, LP (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).*

10.6	Agreement of Lease, dated as of September 15, 1993 between Registrant and Everis Realty Corp. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).*

10.7	7Agreement of Lease, dated as of June 14, 1995 between Disc Graphics Label Group, Inc. and Kertzner Associates, Ltd. (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068, declared effective on October 30, 1995).*

10.8	Form of Employment Agreement, dated June 28, 1995, between Registrant and Donald Sinkin (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).*

10.9	Form of Employment Agreement, dated June 28, 1995, between Registrant and John A. Rebecchi (filed as an Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective on October 30, 1995).*

10.10	Form of Employment Agreement, dated June 28, 1995, between Registrant and Stephen Frey (filed as Exhibit to the Registration Statement on Form S-4, File No. 33-94068 declared effective October 30, 1995).*

10.11	Asset Purchase Agreement between Registrant and Benham Press, Inc. dated as of September 19, 1997 (filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1997).*

10.12	Employment Agreement between Registrant and Jeffrey J. Bowe dated as of October 24, 1997 (filed as an Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1997).*

10.13	$675,000 Mortgage and Security Agreement between Registrant and KeyBank National Association dated January 16, 1998 (filed as Exhibit "10.M" to the Registrant's Form 10-K for the fiscal year ended December 31, 1997).*

10.14	Amended and Restated Credit Agreement dated December 1, 1998 between the Registrant and KeyBank National Association (filed as Exhibit "10.N" to the Registrant's Form 10-K for the fiscal year ended December 31, 1998).*

10.15	Borrower's Confirmation of Security Agreement dated December 1, 1998 between the Registrant and KeyBank National Association (filed as Exhibit "10.O" to the Registrant's Form 10-K for the fiscal year ended December 31, 1998).*

10.16	Assignment and Assumption, dated as of January 1, 2000 between Allied Digital Technologies Corp., Registrant and Lee Halpern and Larry Halpern.*

10.17	Second Amendment to Commercial Lease, dated as of February 16, 2000 between Registrant and William S. Pine and Lisa Pine Trust u/d/t.*

10.18	Extension and Expansion Agreement Lease, dated as of February 17, 2000 between Registrant and Kerzner Associates Limited.*

10.19	Sublease, dated as of January 1, 2000 between Registrant and Banco Union, New York Agency.*

10.20	Amendment No. 2 to Amended and Restated Credit Agreement, dated December 1, 1998, between the Registrant and the Dime Savings Bank of New York, FSB f/k/a KeyBank National Association.*

10.21	Borrower's Confirmation of Security Agreement dated February 25, 2000, between the Registrant and The Dime Savings Bank of New York, FSB, f/k/a KeyBank National Association.*

10.22	Supplemental Revolving Credit Note dated July 10, 2000, between the Registrant and The Dime Savings Bank of New York, FSB, f/k/a KeyBank National Association.*

10.23	Installment Promissory Note and Security Agreement dated December 29, 2000 between the Registrant and Pinnacle Capital Corporation ("PCC").*

10.24	Installment Promissory Note and Security Agreement dated December 29, 2000 between the Registrant and Peoples Capital and Leasing Corp. ("People's").*

10.25	Installment Promissory Note and Security Agreement dated January 9, 2001 between the Registrant and Pinnacle Capital Corporation ("PCC").*

10.26	Amendment No. 4 and waiver to Credit Agreement dated June 1, 2001 between the Registrant and the Dime Savings Bank of New York, FSB f/k/a KeyBank National Association.*

10.27	Amendment No. 6 to the Credit Agreement dated December 28, 2001 between the Registrant and the Dime Savings Bank of New York, FSB f/k/a KeyBank National Association.**

16.1	Letter of KPMG LLP, dated October 19, 2001 to the U.S. Securities and Exchange Commission.*

21.1	Subsidiaries of the Company.*

23.1	Consent of Independent Accountants (PricewaterhouseCoopers LLP).**

23.2	Consent of Independent Accountants (KPMG LLP).**

25.1	Power of Attorney (included in the signature page of this Report).**

_________________________

   *Document previously filed and incorporated herein by reference.

**Document filed herewith.

Signatures and Power of Attorney

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DISC GRAPHICS, INC.
March 1, 2002	By: /s/ Donald Sinkin Donald Sinkin, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Donald Sinkin and Margaret M. Krumholz or any of them, with full power to act, his or her attorney-in-fact, with the power of substitution for him or her in any and all capacities, to sign any or all amendments to this report, and to file the same with the Securities and Exchange Commission, hereby ratifying and confirming that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Donald Sinkin Donald Sinkin	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 1, 2002
/s/ Stephen Frey Stephen Frey	Senior Vice President of Operations Secretary and Director (Principal Operating Officer)	March 1, 2002
/s/ Margaret Krumholz Margaret Krumholz	Chief Financial Officer and Senior Vice President of Finance (Financial Officer and Principal Accounting Officer)	March 1, 2002
/s/ John Rebecchi John Rebecchi	Senior Vice President Marketing and New Business Development	March 1, 2002
/s/ Daniel Levinson Daniel Levinson	Director	March 1, 2002
/s/ Seymour W. Zises Seymour W. Zises	Director	March 1, 2002
/s/ Mark L. Friedman Mark L. Friedman	Director	March 1, 2002