Form 10-K/A
period 2001-12-31
DISC GRAPHICS INC /DE/
filed 2002-04-30
CIK 904541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
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

      Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

At April 26, 2002, the aggregate market value of the voting and non-voting stock held by non-affiliates of Registrant was approximately $4,002,295, based on the closing price of the Common Stock on the Nasdaq Stock Market on that date.

At April 26, 2002, the Registrant had outstanding 5,518,242 shares of Common Stock, $.01 par value per share.

EXPLANATORY NOTE: This Form 10-K/A Amendment No. 1 is being filed in order to include information required by Part III, Items 10 - 13, originally intended to be incorporated by reference to the information to be included in the Registrant's proxy statement for its 2002 Annual Meeting of Stockholders, which information is required to be filed as an amendment to the Registrant's Form 10-K because the Registrant does not expect to file its definitive proxy statement within the required 120 days of the end of its fiscal year end.

PART III

Item 10.    Directors and Executive Officers of the Registrant

     The following table sets forth information with respect to the Company's directors and executive officers as of April 1, 2002.

Name	Age	Position with the Company

Donald Sinkin	54	Chairman, Chief Executive Officer and President and a Director

Stephen Frey	48	Senior Vice President of Operations and Secretary and a Director

John Rebecchi	47	Senior Vice President of Marketing and a Director

Margaret Krumholz	42	Senior Vice President of Finance and Chief Financial Officer

Mark L. Friedman	54	Director

Daniel A. Levinson	41	Director

Seymour W. Zises	49	Director

      Donald Sinkin has been Chairman of the Board, President and Chief Executive Officer and a Director of the Company since 1986. He also serves as a director and the President and Chief Executive Officer of Disc Graphics Label Group, Inc., Four Seasons Litho, Inc. and Cosmetic Sampling Technologies, Inc., all of which are wholly-owned subsidiaries of the Company. Mr. Sinkin joined the predecessor to the Company as Pre-Press Supervisor in 1977 and became Plant Manager in 1982. Prior to joining the Company, he helped start-up and manage Rutgers Packaging, a division of Queens Group, Inc. d/b/a Queens Litho. Mr. Sinkin also serves as a director and the President of Horizon Equities, Inc., a New York corporation controlled by him ("Horizon Equities"), and is the managing member of Spring Hollow Holding, LLC, a New York limited liability company.

      Stephen Frey has been the Senior Vice President of Operations of the Company since 1998, the Secretary of the Company and its predecessor since 1988, and a director of the Company and its predecessor since 1986. Between 1986 and August 1998, Mr. Frey was the Vice President of Operations of the Company and its predecessor. Mr. Frey also serves as a director, Vice President and Secretary of Disc Graphics Label Group, Inc., a director and the Vice President and Secretary of Four Seasons Litho, Inc., and a director and the Vice President of Operations of Cosmetic Sampling Technologies, Inc., all of which are wholly-owned subsidiaries of the Company. Mr. Frey joined the predecessor to the Company in its Pre-Press Department in 1978, became the Supervisor of that department in 1983, and established the Production and Planning Department in 1985. Mr. Frey served as Chief Operating Officer from 1991 to 1995. Prior to joining the Company, Mr. Frey held various management positions with Kordet Color Corporation and Terrace Litho. Mr. Frey also serves on the Board of Directors of the Association of Graphic Communication, a trade organization, as director and Secretary of Horizon Equities and the managing member of Stephen Ashley, LLC, a New York limited liability company.

      John Rebecchi has been the Senior Vice President of Marketing of the Company since 1998 and a director since October 1995. Between October 1995 and August 1998, Mr. Rebecchi was the Company's Vice President of Sales. Between October 1995 and January 1996, he also served as the Company's Chief Financial Officer. Between 1988 and October 1995, Mr. Rebecchi was Vice President of Marketing and Chief Financial Officer of the Company's predecessor. He also serves as Vice President and a director of Disc Graphics Label Group, Inc. and of Four Seasons Litho, Inc. and Vice President of Sales and a director of Cosmetic Sampling Technologies, Inc., all of which are wholly-owned subsidiaries of the Company. Mr. Rebecchi joined the Company's predecessor in its accounting department and in 1983 became the Controller. He took a brief leave of absence between 1985 and 1988, when he rejoined the Company's predecessor. He also serves as a director and the Vice President and Treasurer of Horizon Equities, as the managing member of Tin Box Holding, LLC, a New York limited liability company, and as a director and the President of 92-37 Metro Corp., a New York corporation formed for the purpose of acquiring real estate, which was closed December 31, 2001.

      Daniel A. Levinson has been a director of the Company since 1991. He is also a director of two of the Company's subsidiaries, Disc Graphics Label Group, Inc. and Cosmetic Sampling Technologies, Inc. In 1998, Mr. Levinson founded Colt Capital Group, a niche provider of investment capital, resources and support to small and mid-size growing companies. Between 1988 and 1998, Mr. Levinson was a group executive of Holding Capital Management Corp., a stockholder of the Company engaging in activities similar to those of Colt Capital Group. See "Security Ownership of Certain Beneficial Owners and Management," below.

      Seymour W. Zises has been a director of the Company and its predecessor since 1992, and was a Vice President and Treasurer from August 1992 until October 1995. He is currently President and Chief Executive Officer of Family Management Corporation, a registered investment advisory firm in New York City, which he established in 1989. Additionally, Mr. Zises is the President and Chief Executive Officer of Family Management Securities, LLC, a registered broker-dealer.

      Mark L. Friedman has been a director of the Company since April 1996 and was a Vice President, Secretary and director of RCL Capital Corp., which acquired the Company's predecessor in 1995, from August 1992 until October 1995. He has been a Managing Partner of Constellation Partners, LLC, an investment and merchant banking firm, since September 2001. From February 1995 to April 1999 he was counsel to the law firm of Baer Marks & Upham LLP. From January 1993 through January 1995 he was counsel to the law firm of Proskauer Rose LLP. From 1982 through January 1993 he was (individually or through a professional corporation) a partner of the law firm of Shea & Gould. From July 1996 to July 1997, Mr. Friedman served as corporate secretary of a private company which in July 1997 filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.

      Margaret M. Krumholz is Senior Vice President of Finance and Chief Financial Officer of the Company. Ms. Krumholz joined the Company's predecessor in 1994 and served as Controller until 1996 when she was elected Chief Financial Officer. She was elected Senior Vice President of Finance in August 1998. Prior to joining the Company, Ms. Krumholz held various financial and accounting positions, including Corporate Finance Manager for General Foods Baking Company, and received her C.P.A. while employed with PricewaterhouseCoopers, LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors, and certain stockholders owning more than 10% of any class of the Company's equity securities ("10% Stockholders") to file reports with the SEC indicating their ownership of securities of the Company and any changes in such ownership. Executive officers, directors and 10% Stockholders are required to provide copies of these reports to the Company. Based on a review of copies of all such reports filed with respect to fiscal 2001, as well as certain written representations provided to the Company by executive officers, directors and certain 10% Stockholders, the Company believes that all such reports required to be filed with respect to fiscal 2001 have been filed in a timely manner.

Item 11.     Executive Compensation

Summary of Compensation

      The following table summarizes the compensation earned by or paid to the Company's Chief Executive Officer and the Company's other named executive officers (as such term is defined under rules promulgated under the Securities Exchange Act of 1934) during 2001 who were officers as of December 31, 2001 (collectively, the "Named Executives") for their services to the Company and its subsidiaries during fiscal 1999, 2000 and 2001:

Summary Compensation Table

						Long-Term Compensation

			Annual Compensation		Awards		Payouts

Name and Principal Position	Year	Salary($)	Bonus ($)(1)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARs(#)	Long Term Incentive Plan Payouts($)	All Other Compensation ($) (2)

Donald Sinkin,	2001	$263,625	$0	$0	$0	$0	$0	$26,250
Chairman,	2000	315,004	0	0	0	0	0	26,849
President and	1999	289,400	115,760	0	0	0	0	26,090
Chief Executive Officer

Stephen Frey,	2001	$181,034	$0	$0	$0	$0	$0	$8,377
Senior Vice	2000	206,468	0	0	0	0	0	9,489
President of	1999	185,220	74,088	0	0	0	0	7,669
Operations

John Rebecchi,	2001	$195,531	$0	$0	$0	$0	$0	$9,773
Senior Vice	2000	194,500	0	0	0	0	0	14,737
President of	1999	185,220	74,088	0	0	0	0	15,563
Marketing

Margaret Krunholz,	2001	$175,672	$0	$0	$0	$0	$0	$14,025
Senior Vice	2000	179,800	0	0	0	0	0	16,605
President of	1999	171,150	68,460	0	0	0	0	15,461
Finance and Chief Financial Officer

----------------------------

(1)	For Messrs. Sinkin, Frey and Rebecchi, the total bonus amounts shown in this column were payable under the employment agreements described below under "Employment Contracts and Termination of Employment and Change in Control Arrangements."

(2)	For fiscal 2001, all Other Compensation includes: (a) $18,789, $5,000, $5,967, $2,847 of premiums paid by the Company for certain life and disability insurance policies for Messrs. Sinkin, Frey, Rebecchi, and Ms. Krumholz respectively; (b) Company contributions under the Company's 401(k) Retirement Plan of $3,261, $1,757, $2,456, $2,178 to Messrs. Sinkin, Frey, Rebecchi and Ms. Krumholz respectively; and (c) miscellaneous car allowances for each named executive.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

      The Company is party to employment agreements dated as of June 28, 1995 with each of Messrs. Sinkin, Frey and Rebecchi. Each agreement provides for an annual base salary, annual salary increases calculated with reference to the Consumer Price Index ("CPI"), bonus compensation based on the Company's performance (as measured by its gross revenues and its earnings before interest, taxes, depreciation and amortization), and a monthly car allowance. Bonuses under these agreements cannot exceed 100% of an employee's base salary. If in any year the Company does not meet the specific performance requirements set forth in these agreements, the Company will be obligated to pay, in lieu of bonus compensation, incentive compensation pursuant to a management incentive plan. The amounts paid to each of Messrs. Sinkin, Frey and Rebecchi under his employment agreement are set forth above in the "Summary Compensation Table." In addition, the Company will pay a fee to each of these executives for any Company loans which they have personally guaranteed. Each of these employment agreements also provides for continued payments of salary, bonus and incentive compensation for two years in the event of the death, disability or termination without cause of the officers party to these agreements. These agreements require the executives to dedicate substantially all of their business time to the Company's affairs. The agreements terminated on December 31, 2001 in accordance with their terms; however, the Company and the executives have agreed to continue their employment relationships under the terms of the employment agreements until otherwise terminated by either party.

      The Company has also entered into an employment agreement dated December 15, 1998 with Margaret M. Krumholz. The agreement with Ms. Krumholz provides for an annual base salary, annual salary increases calculated with reference to the Consumer Price Index, bonus compensation based upon the Company's performance (as described above in relation to the employment contracts with Messrs. Sinkin, Frey and Rebecchi), and monthly car, gas and cellular telephone allowances. Her agreement also provides for the payment of salary, incentive compensation and bonus for two years following her death, disability or discharge without cause, which includes a change of control, among other things. This agreement terminated on December 31, 2001 in accordance with its terms; however, the Company and Ms. Krumholz have agreed to continue their employment relationship under the terms of this employment agreement until otherwise terminated by either party.

1995 Incentive Stock Option Plan

      In 1995, the Company adopted the Disc Graphics, Inc. 1995 Incentive Stock Option Plan (the "1995 Stock Incentive Plan") in order to advance the interests of the Company by encouraging and enabling the acquisition of a larger personal proprietary interest in the Company by key employees and directors of, and consultants to, the Company and its subsidiaries upon whose judgment and keen interest the Company is largely dependent for the successful conduct of its operations. The 1995 Stock Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-qualified stock options not meeting the requirements of Section 422 of the Code, stock appreciation rights, restricted stock, performance grants and other types of awards.

      The 1995 Stock Incentive Plan, which is administered by the Incentive Stock Option Committee of the Board of Directors (currently comprised of Mark L. Friedman and Daniel Levinson), authorizes the granting of options to purchase up to a maximum of 500,000 shares of Common Stock, which may be either newly issued shares, treasury shares, re-acquired shares, shares purchased in the open market or any combination thereof. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of Common Stock on the date of grant, and non-qualified stock options may be granted at an exercise price determined by the Incentive Stock Option Committee. If any award under the 1995 Stock Incentive Plan terminates, expires unexercised, or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. As of April 26, 2002, the Company had outstanding options to purchase an aggregate of 365,163 shares of Common Stock under the 1995 Stock Incentive Plan.

Option/SAR Grants

      The following table describes the options to purchase shares of Common Stock granted to the Named Executives during fiscal 2001 and the potential value of such options at the end of their terms, assuming certain levels of stock price appreciation:

Option/SAR Grants in Fiscal 2001

	Individual Grants		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)(2)

Name	Number of Securities Underlying Options/SARs Granted (#)	% of total Options/SARs Granted to Employees in Fiscal Year (3)	Exercise or Base price ($/share)	Expiration Date	5% ($)	10%($)

Donald Sinkin	N/A	N/A	N/A	N/A	N/A	N/A

Stephen Frey	N/A	N/A	N/A	N/A	N/A	N/A

John Rebecchi	N/A	N/A	N/A	N/A	N/A	N/A

Margaret M. Krumholz	N/A	N/A	N/A	N/A	N/A	N/A

(1)	All options are either incentive or non-qualified stock options granted under the Company's 1995 Incentive Stock Option Plan. All options were granted with an exercise price greater than or equal to the fair market value on the date of grant.

(2)	Potential realizable values reflect the difference between the option exercise price on the date of grant and the fair market value of the Company's Common Stock at the end of the option term, assuming 5% and 10% compounded annual appreciation of the stock price from the date of grant until the expiration of the option. The 5% and 10% appreciation rates are assumed pursuant to rules promulgated by the SEC and do not reflect actual historical or projected rates of appreciation of the Common Stock. The foregoing values do not reflect appreciation actually realized by the Named Executives. See "Option/SAR Exercises and Values," below.

(3)	For purposes of calculating these percentages, the total number of options granted to all employees in fiscal 2001 was 0.

Option/SAR Exercises and Values

      The following table provides certain information concerning the exercise of stock options during 2001 and the value of unexercised options to purchase shares of Common Stock and SAR's held by the Named Executives as of December 31, 2001.

Aggregated Option/SAR Exercises in Fiscal 2001 and
Fiscal Year End Option/SAR Values

                                                                    Number of                       Value of
                                                              Securities Underlying                Unexercised
                                                                   Unexercised                    In-the-Money
                                                                 Options/SARs at                 Options/SARs at
                                                               Fiscal Year End (#)           Fiscal Year End ($)(1)
                                                          ---------------------------------------------------------------

                      Shares         Value       Exercisable   Unexercisable    Exercisable    Unexercisable
                    Acquired on    Realized($)
Name                Exercise(#)
----                -----------   ------------   -----------   -------------    -----------    -------------

Donald Sinkin          0              N/A            0              0               0               0

Stephen Frey           0              N/A            0              0               0               0

John Rebecchi          0              N/A            0              0               0               0

Margaret M. Krumholz   0              N/A       50,000              0               0               0

------------------

(1)	The fair market value per share of Common Stock on December 31, 2001 was $1.17 based on the closing price on the Nasdaq National Market System on December 31, 2001 which was the last trading day of the year.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      As indicated above, Messrs. Sinkin, Levinson and Zises served as members of the Compensation Committee during the 2001 fiscal year. Mr. Sinkin is the Chairman of the Board, President and Chief Executive Officer of the Company and Director and the President and Chief Executive Officer of Disc Graphics Label Group, Inc., Cosmetic Sampling Technologies, Inc. and Four Seasons Litho, Inc., all wholly owned subsidiaries of the Company.

      The Company leases a 55,000 square foot building in Hauppauge, New York from Horizon Equities L.P., a Delaware limited partnership ("Horizon") under a 15 year lease that will terminate on December 31, 2007. Horizon Equities, Inc., the corporate general partner of Horizon, is owned by Messrs. Sinkin, Frey and Rebecchi, executive officers and directors of the Company, and one other employee of the Company. The limited partners of Horizon include, among others, Holding Capital Management Corp. (which owns more than five percent of the Company's outstanding shares of Common Stock) and one of its affiliates, and Investment Services Corp., an affiliate of Mr. Levinson. The aggregate payments made by the Company in 2001 for rental of the building were $348,000. The Company believes that the terms of the building lease are at least as favorable to the Company as the terms for an equivalent lease which could have been obtained from unaffiliated third parties.

Report of the Compensation Committee on Executive Compensation

      The compensation of the Company's executive officers is generally determined by either the Board of Directors or the Compensation Committee of the Board of Directors, subject to approval by the Board of Directors, and subject to applicable employment agreements. See "Compensation of Executive Officers -- Employment and Change in Control Arrangements." Each member of the Compensation Committee, except for Donald Sinkin, is a director who is not an employee of the Company or any of its affiliates.

General Policies

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

      Stock options are granted to employees, including the Company's executive officers, by the Incentive Stock Option Committee under the Company's 1995 Incentive Stock Option Plan. The Committee believes that stock options provide an incentive that focuses the executive's attention on managing the Company from the perspective of an owner with an equity stake in the business. Incentive stock options are awarded with an exercise price equal to the market value of Common Stock on the date of grant, and all options have a maximum term of ten years and generally become exercisable not less than six months from the date of grant. Among the Company's executive officers, the number of shares subject to options granted to each individual generally depends upon the level of that officer's responsibility. Subsequent to the adoption of the Company's 1995 Incentive Stock Option Plan, the largest grants generally have been awarded to the most senior officers who, in the view of the Incentive Stock Option Committee, have the greatest potential impact on the Company's profitability and growth. Previous grants of stock options are reviewed but are not considered the most important factor in determining the size of any executive's stock option award in a particular year.

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

      For fiscal 2001, pursuant to the terms of their employment agreements with the Company, Donald Sinkin, Stephen Frey, John Rebecchi, and Margaret Krumholz each received a base salary. See "Compensation of Executive Officers -- Employment Contracts and Termination of Employment and Change in Control Arrangements." During fiscal 2001, a salary reduction of 30% was implemented for Donald Sinkin as well as a salary reduction of 20% for each of Stephen Frey, John Rebecchi, and Margaret Krumholz.

Compensation of Chief Executive Officer

      For fiscal 2001, pursuant to the terms of his employment agreement with the Company, Donald Sinkin received an annual base salary. See "Compensation of Executive Officers -- Employment Contracts and Termination of Employment and Change in Control Arrangements." In light of this employment agreement, the Compensation Committee was not required to make any decision regarding the cash compensation of Mr. Sinkin.

Compensation Committee Daniel Levinson Donald Sinkin Seymour W. Zises

Directors' Compensation

      Directors who are officers of the Company receive no additional compensation for serving on the Board or any Board committee. For 2001, the Company paid an annual fee to certain non-employee directors of $10,000 each for service on the Board, plus $500 for each committee meeting attended. Accordingly, the Company paid $11,500 to Mr. Friedman and $11,000 to Mr. Zises in 2001. Pursuant to the 1995 Incentive Stock Option Plan, the Company has also agreed to grant annually to each member of the Incentive Stock Option Committee for service on that Committee an option to purchase 1,000 shares of Common Stock on January 1 of each year. This arrangement will terminate in 2005, in accordance with the 1995 Incentive Stock Option Plan. On January 1, 2001, the Company granted to Mr. Friedman and Mr. Levinson an option to purchase 1,000 shares of Common Stock at an exercise price of $1.4375 per share, which was the fair market value of the Common Stock at the time of grant. These options vested on July 1, 2001 and will expire on December 31, 2010.

Company Performance Graph

      The following chart compares changes in the cumulative total shareholder return on Disc Graphics' stock from December 31, 1995 through December 31, 2001 to those of all United States companies listed in the Nasdaq Stock Market (the "Nasdaq Stock Market Index"), and to a peer group of United States companies in the printing, publishing and allied industries that are listed in the Nasdaq Stock Market (the "Peer Group").

      The Company's Common Stock began trading on the OTC Bulletin Board on November 19, 1993, and the average of the bid and asked prices on that date was $4.375. The performance graph below was prepared by Zacks Investment Research.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
AMONG DISC GRAPHICS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
AND A PEER GROUP THROUGH DECEMBER 31, 2001

December 31,
_________________________________________________________

                     1996       1997     1998    1999      2000       2001
                     ----       ----     ----    ----      ----       ----

Disc Graphics, Inc.  $ 100     $218.24  $215.21  $148.51  $  69.71   $  56.74

Market Index         $ 100     $122.48  $172.68  $320.90  $ 193.02   $ 153.16

Peer Group           $ 100     $126.22  $135.27  $157.62  $ 143.86   $ 139.70

-------------------

*	Assumes $100 invested on December 31, 1996 in the Company's Common Stock, the Nasdaq Stock Market Index and a Peer Group. Assumes reinvestment of dividends. The Company has not paid any dividends.

Security Ownership of Certain Beneficial Owners and Management

      As of April 26, 2002, the Company's authorized capital stock consists of Common Stock, and Preferred Stock, par value $.01 per share (the "Preferred Stock"). On April 26, 2002, there were 5,548,761 shares of Common Stock outstanding, of which 30,519 shares were held in treasury, and no shares of Preferred Stock outstanding.

      The Company had outstanding as of April 26, 2002, 1,000,000 Common Stock Purchase Warrants, 250,000 of which are exercisable to purchase Common Stock at $7.00 per share, 250,000 of which are exercisable to purchase Common Stock at $8.00 per share, 250,000 of which are exercisable to purchase Common Stock at $9.00 per share, and 250,000 of which are exercisable to purchase Common Stock at $10.00 per share (the "Merger Warrants"). The outstanding Merger Warrants will expire on November 9, 2002.

Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information regarding the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of the Company's voting securities as of April 1, 2002. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The inclusion of any shares for any stockholder in the table below shall not be deemed an admission that such stockholder is, for any purpose, the beneficial owner of such shares.

                                                 Amount and
                                                 Nature of
                     Name and Address of         Beneficial           Percentage
Title of Class       Beneficial Owner            Ownership             of Class
--------------       -----------------           ----------           ---------

Common Stock,        Donald Sinkin               1,751,066(1)         (29.69%)
$0.01 par value      10 Gilpin Avenue,
                     Hauppauge, New York 11788

                     Stephen Frey                  651,979(2)         (11.51%)
                     10 Gilpin Avenue,
                     Hauppauge, New York 11788

                     John Rebecchi                 617,186(3)         (10.91%)
                     10 Gilpin Avenue,
                     Hauppauge, New York 11788

                     Allen & Company           350,827(4)          (6.26%)                                      Incorporated
                     711 Fifth Avenue
                     New York, New York 10022

                     Holding Capital               395,634(5)          (7.04%)
                     Management Corp.
                     685 Fifth Avenue,
                     New York, New York 10022

(1)	Donald Sinkin is Chairman of the Board, President and Chief Executive Officer of the Company. The number of shares of Common Stock shown in the table as beneficially owned by Mr. Sinkin includes the following: 1,370,698 shares owned directly by Mr. Sinkin and indirectly by his spouse and a limited liability company controlled by him; and Merger Warrants to purchase 380,368 shares of Common Stock owned directly by Mr. Sinkin and indirectly by the same limited liability company. Of the total number of shares reported as beneficially owned, Mr. Sinkin shares investment power with respect to 158,044 shares.

(2)	Stephen Frey is a director and the Senior Vice President of Operations and Secretary of the Company. The number of shares of Common Stock shown in the table as beneficially owned by Mr. Frey includes 507,387 shares owned directly by Mr. Frey and indirectly by a limited liability company controlled by him; and Merger Warrants to purchase 144,592 shares of Common Stock owned directly by Mr. Frey and indirectly by the same limited liability company. Of the total number of shares reported as beneficially owned, Mr. Frey shares investment power with respect to 158,044 shares.

(3)	John Rebecchi is a director and the Senior Vice President of Sales and Marketing of the Company. The number of shares of Common Stock shown in the table as beneficially owned by Mr. Rebecchi includes 480,322 shares owned directly by Mr. Rebecchi and indirectly by a limited liability controlled by him; and Merger Warrants to purchase 136,864 shares of Common Stock owned directly by Mr. Rebecchi and indirectly by the same limited liability company. Of the total number of shares reported as beneficially owned, Mr. Rebecchi shares investment power with respect to 158,044 shares.

(4)	Allen & Company Incorporated is a New York corporation ("Allen & Co."). The number of shares of Common Stock shown in the table as beneficially owned by Allen & Co. includes the following: 264,915 shares of Common Stock and Merger Warrants to purchase an additional 85,912 shares of Common Stock. Allen Holding Inc., a Delaware corporation ("Allen Holding"), is an affiliate of Allen & Co. that is deemed to own beneficially all of the shares reported on the table above as owned by Allen & Co. The information regarding ownership of Common Stock by Allen & Co. and Allen Holding was contained in a Schedule 13G/A dated February 14, 2002 and filed with the SEC on February 14, 2002. According to the Schedule 13G/A, Allen & Co. has sole voting and investment power with respect to all shares reported as beneficially owned.

(5)	Holding Capital Management Corp. is a Connecticut corporation ("Holding Capital"). The number of shares of Common Stock shown in the table as beneficially owned by Holding Capital includes 292,551 shares of Common Stock and Merger Warrants to purchase an aggregate of 103,092 shares of Common Stock. The information regarding ownership of Common Stock by Holding Capital was furnished to the Company by Holding Capital.

Security Ownership of Management

      The following table sets forth certain information as to each class of outstanding equity securities of the Company beneficially owned as of April 1, 2002 by: (i) each director and nominee; (ii) the Company's Chief Executive Officer and the other four most highly compensated executive officers who were officers as of December 31, 2001 (the "Named Executives"); and (iii) all current directors and executive officers as a group. No executive officer or director of the Company owns securities of any parent or subsidiary of the Company, except as indicated in the footnotes to the table below. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The inclusion of any shares for any stockholder in the table below shall not be deemed an admission that such stockholder is, for any purpose, the beneficial owner of such shares. An asterisk denotes beneficial ownership of less than 1% of the class of securities indicated.

                                              Amount and
                                              Nature of
                          Name of             Beneficial           Percentage
Title of Class        Beneficial Owner        Ownership             of Class
--------------        ----------------        ---------             --------

Common Stock,         Donald Sinkin           1,751,066(1)             29.69%
$0.01 par value       Stephen Frey              651,979(2)             11.51%
                      John Rebecchi             617,186(3)             10.91%
                      Daniel A. Levinson        264,856(4)              4.74%
                      Seymour W. Zises          176,722(5)              3.19%
                      Mark L. Friedman          173,420(6)              3.13%
                      Margaret M. Krumholz       91,870(7)              1.64%
                                              ---------                -----
                      All directors and       3,727,099                58.46%
                      executive officers
                      as a group

____________________________________

(1)	See Note (1) under "Security Ownership of Certain Beneficial Owners" table above.

(2)	See Note (2) under "Security Ownership of Certain Beneficial Owners" table above.

(3)	See Note (3) under "Security Ownership of Certain Beneficial Owners" table above.

(4)	Includes 200,584 shares owned directly by Mr. Levinson and indirectly by a family trust of which he is the trustee; Merger Warrants to purchase 57,272 shares of Common Stock owned directly by Mr. Levinson and indirectly by such trust; and options granted under the Company's 1995 Incentive Stock Option Plan to purchase 7,000 shares of Common Stock, of which 6,000 such options were exercisable as of April 26, 2002. Of the total number shares reported as beneficially owned, Mr. Levinson shares investment power with respect to 128,928 shares.

(5)	Includes 151,722 shares owned directly by Mr. Zises and indirectly by a limited liability company controlled by him; and options granted under the 1995 Incentive Stock Option Plan to purchase 25,000 shares of Common Stock, all of which options were exercisable as of April 26, 2002. Of the total number shares reported as beneficially owned, Mr. Zises shares voting and investment power with respect to 28,827 shares.

(6)	Includes 70,000 shares held by Constellation Partners, LLC, of which Mr. Friedman is the Managing Partner; 72,420 shares held in a joint account with Mr. Friedman's wife; and options to purchase 31,000 shares, of which options to purchase 30,000 shares were exercisable as of April 26, 2002. Mr. Friedman shares voting power pursuant to a voting agreement with respect to all shares reported in the table above.

(7)	Includes 16,870 shares owned directly by Ms. Krumholz and indirectly by members of her immediate family; and options to purchase 75,000 shares pursuant to the 1995 Incentive Stock Option Plan, of which options to purchase 50,000 shares were exercisable as of April 26, 2002. Ms. Krumholz has sole voting and investment power with respect to 76,270 shares reported above.

Item 13.    Certain Relationships and Related Transactions

      From January 1, 2001 to the present, there have been no transactions involving more than $60,000 to which the Company or any of its subsidiaries was a party and in which any executive officer, director or nominee for director, beneficial owner of more than 5% of any class of the Company's voting securities, or member of the immediate family of any of the foregoing persons, had a material interest, except as indicated in "Compensation of Executive Officers," above, and as follows.

      The Company leases a 55,000 square foot building in Hauppauge, New York from Horizon Equities L.P., a Delaware limited partnership ("Horizon") under a 15 year lease that will terminate on December 31, 2007. Horizon Equities, Inc., the corporate general partner of Horizon, is owned by Messrs. Sinkin, Frey and Rebecchi, executive officers and directors of the Company, and one other employee of the Company. The limited partners of Horizon include, among others, Holding Capital (which owns more than five percent of the Company) and one of its affiliates, and Investment Services Corp., an affiliate of Mr. Levinson. The aggregate payments made by the Company in 2001 for rental of the building were $348,000. The Company believes that the terms of the building lease are at least as favorable to the Company as the terms for an equivalent lease which could have been obtained from unaffiliated third parties.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized.

DISC GRAPHICS, INC.
April 30, 2002	By: /s/ Donald Sinkin Donald Sinkin, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Registrant's Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Donald Sinkin Donald Sinkin	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 30, 2002
/s/ Stephen Frey Stephen Frey	Senior Vice President of Operations Secretary and Director (Principal Operating Officer)	April 30, 2002
/s/ Margaret Krumholz Margaret Krumholz	Chief Financial Officer and Senior Vice President of Finance (Financial Officer and Principal Accounting Officer)	April 30, 2002
/s/ John Rebecchi John Rebecchi	Senior Vice President of Marketing	April 30, 2002
/s/ Daniel Levinson Daniel Levinson	Director	April 30, 2002
/s/ Seymour W. Zises Seymour W. Zises	Director	April 30, 2002
/s/ Mark L. Friedman Mark L. Friedman	Director	April 30, 2002