Form 10-Q
period 2002-03-31
DISC GRAPHICS INC /DE/
filed 2002-05-15
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes   [ X ]    No   [   ]

As of April 30, 2002, 5,518,242 shares of the Registrant's Common Stock, par value $.01, were outstanding.

DISC GRAPHICS, INC.
FORM 10-Q
Quarter Ended March 31, 2002

INDEX

Page

PART I    -    FINANCIAL INFORMATION

DISC GRAPHICS, INC.

Consolidated Balance Sheets
As of March 31, 2002 and December 31, 2001
(unaudited)

	March 31, 2002	December 31, 2001

Assets
Current assets:
Cash	$ 20,509	$ 52,780
Accounts receivable, net of allowance for doubtful accounts
of $1,393,000 and $1,280,000, respectively	9,196,229	9,484,793
Inventories	1,322,592	1,430,316
Prepaid expenses and other current assets	447,300	341,850
Income taxes receivable	2,257,438	1,072,551
Deferred income taxes	1,819,000	2,990,000

Total current assets	15,063,068	15,372,290
Plant and equipment, net	13,704,990	14,380,367
Goodwill	695,431	695,431
Security deposits and other assets	324,604	324,806
Investment in joint venture	407,947	472,947

Total assets	$ 30,196,040 —————	$ 31,245,841 —————

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long term debt	$ 1,303,773	$ 1,279,761
Current maturities of capitalized lease obligations payable	63,697	131,759
Accounts payable and accrued expenses	5,422,933	5,416,077

Total current liabilities	6,790,403	6,827,597

Long term debt, less current maturities	12,765,423	13,813,929
Deferred income taxes	2,024,595	2,024,595

Total liabilities	21,580,421	22,666,121

Commitments and Contingencies

Stockholders' equity:
Preferred stock:
$.01 par value; authorized 5,000 shares; no shares issued and outstanding	----	----
Common stock:
$.01 par value; authorized 20,000,000 shares; issued 5,548,761 shares	55,488	55,488
Additional paid-in capital	5,009,671	5,009,671
Retained earnings	3,603,328	3,577,535
	8,668,487	8,642,694

Less:
Treasury stock, at cost, 30,519 shares	(31,963)	(31,963)
Other comprehensive income	(20,905)	(31,011)
Total stockholders' equity	8,615,619	8,579,720

Total liabilities and stockholders' equity	$ 30,196,040 —————	$ 31,245,841 —————

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.

Consolidated Statements of Operations
For the Three Months Ended March 31, 2002 and 2001
(unaudited)

	March 31, 2002	March 31, 2001

Net sales	$ 11,002,247	$ 13,544,316
Cost of sales	8,839,762	10,963,738

Gross profit	2,162,485	2,580,578

Operating Expenses:
Selling	936,690	1,599,885
General and administrative	830,272	1,549,334

Operating income (loss)	395,523	(568,641)

Interest expense, net	288,730	464,325
Equity in loss of joint venture	65,000	----

Income (loss) before income taxes	41,793	(1,032,966)

Provision (benefit) for income taxes	16,000	(289,000)

Net income (loss)	$ 25,793 —————	$ (743,966 —————)

Net income (loss) per share:

Basic	$ 0.00 —————	$ (0.13 —————)

Diluted	$ 0.00 —————	$ (0.13 —————)

Weighted average number of shares outstanding

Basic	5,518,242	5,518,242

Diluted	5,527,147	5,518,242

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001
(unaudited)

	March 31, 2002	March 31, 2001

Cash flows from operating activities:
Net income (loss)	$ 25,793	$ (743,966)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	613,845	717,868
Deferred income tax (benefit) expense	1,171,000	----
Provision for doubtful accounts	135,690	252,404
Equity in loss of equity investment	65,000	----
Changes in assets and liabilities:
Accounts receivable	152,874	1,276,780
Inventory	107,724	620,644
Prepaid expenses and other current assets	(105,450)	617
Accounts payable and accrued expenses	16,964	(1,047,568)
Income taxes receivable	(1,184,887)	(322,090)
Security deposits and other assets	(551)	(25,895)

Net cash provided by operating activities	998,002	728,794

Cash flows from investing activities:
Capital expenditures	(19,527)	(307,917)
Investment in joint venture	----	(625,000)
Proceeds from sale of equipment	81,812	----

Net cash provided by (used in) investing activities	62,285	(932,917)

Cash flows from financing activities:
(Repayments) proceeds of long-term debt	(1,024,496)	403,013
Principal payments of capital lease obligations	(68,062)	(214,882)

Net cash (used in) provided by financing activities	(1,092,558)	188,131
Net decrease in cash	(32,271)	(15,992)

Cash at December 31	52,780	59,489
Cash at March 31	$ 20,509 —————	$ 43,497 —————

Cash paid during the year for:
Interest	$ 242,998	$ 436,359

Income taxes	$ 30,211	$ 33,090

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Principals of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Disc Graphics, Inc. and its subsidiaries (collectively "the Company") and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 2002 and its results of operations for the three months ended March 31, 2002 and 2001 and statements of cash flows for the three months ended March 31, 2002 and 2001.

The consolidated balance sheet as of December 31, 2001 has been derived from the audited balance sheet as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations and statements of cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended December 31, 2001.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include the valuation of inventories, the allowance for doubtful accounts receivable and the recoverability of long-lived assets. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests methods of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted the provisions of SFAS No. 141 on January 1, 2002. The adoption of SFAS No. 141 has not had an impact on the Company's consolidated financial position or results of operations for the three months ended March 31, 2002.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. See note 3 for further discussion.

In August 2001, the SFAS issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes FASB Statement No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 143 on January 1, 2003 and does not expect SFAS 143 to have a material impact on the Company's consolidated financial position or results of operations. The Company has adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 143 has not had an impact on the Company's consolidated financial position or results of operations for the three months ended March 31, 2002.

2.	Inventories Inventories consist of the following:

	March 31, 2002	December 31, 2001

Raw materials	$ 859,244	$ 922,331
Work-in-process	249,505	270,249
Finished goods	213,843	237,736

	$ 1,322,592 —————	$ 1,430,316 —————

3.	Goodwill

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill. As a result, for the three months ended March 31, 2002, amortization expense decreased $19,000 compared to the three months ended March 31, 2001.

As of March 31, 2002 and December 31, 2001, the Company had unamortized goodwill of $695,000 remaining from its acquisition of Pointille, Inc. In connection with its adoption of SFAS No. 142, the Company did not record any transition intangible asset impairment loss.

4.	Investment in Joint Venture

On September 22, 2000, the Company entered into a joint venture named GraphCorr, LLC with several other companies for the purpose of developing and operating a facility to produce reinforced folding cartons. The Company is accounting for its investment in the joint venture under the equity method of accounting. Accordingly, the Company recorded approximately $65,000 representing its share of the estimated joint venture losses in the quarter ended March 31, 2002. Such losses reflect operational and start up expenses incurred by the venture.

DISC GRAPHICS, INC.

      This Form 10-Q contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied by such statements. Such risks, uncertainties, and other important factors include, among others: the Company's ability to fulfill its stated business strategies; the Company's ability to improve its revenue margin; the Company's ability to improve its position in current or new markets; the Company's ability to identify and consummate strategic business opportunities; the Company's ability to identify and develop additional product innovations; the Company's ability to achieve growth in net sales of its products; the effects of recent equipment purchases and leases for additional space on the Company's operations; the Company's ability to continue to achieve efficiencies through the purchase or lease of equipment; the effects of the Company's planned consolidation efforts, including the proceeds to be received from the sale of various equipment and a building in connection with the closing of the Company's Indiana facility; the effects of the Company's ISO certification efforts; the amounts required for capital expenditures in future periods; the availability and cost of materials; and continuing industry-wide pricing pressures and other industry conditions. Such forward-looking statements speak only as of the date of this Report, and the Company disclaims any obligation or undertaking to update such statements. Each forward-looking statement that the Company believes is material is accompanied by one or more cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statement. The cautionary statements are set forth following the forward-looking statement, in other sections of this Form 10-Q, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing forward-looking statements, readers are urged to read carefully all such cautionary statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Policies

      For discussion see Item 7. Management's Discussion and Analysis of Financial Condition included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission (the "2001 Form 10-K").

General

     The following discussion and analysis of the financial condition and results of operations of Disc Graphics, Inc. and its subsidiaries (collectively "Disc Graphics" or the "Company") for the three-month period ended March 31, 2002 should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Report and the 2001 Form 10-K. Results for the periods reported herein are not necessarily indicative of results that may be expected for the full year or in future periods.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

Net Sales

      Net sales for the three months ended March 31, 2002 were $11,002,000 compared with $13,544,000 for the same period in 2001, representing a decrease of $2,542,000, or 18.8%. The closure of the Indiana facility accounted for approximately $1,028,000 or 40.4% of the decline in sales. The overall decline in net sales, excluding the effect of the Indiana facility closure, was most evident within the direct packaging, music, commercial and pharmaceutical product categories. These decreases were partially offset by an increase in revenue from video and entertainment software packaging products sales. This increase, specifically DVD packaging sales, was in part the result of the Company securing the printing of DVD packaging for a major film studio. The Company's focus on new accounts and new markets continues to be a priority of the Company.

Gross Profit

      The Company recognized gross profit of $2,162,000 (a 19.7% profit margin) for the three months ended March 31, 2002, compared to $2,581,000 (a 19.1% profit margin) for the same period in 2001 representing a profit margin increase of .6 percentage points. The Company's gross profit declined only $419,000 or 16.2% on a sales decline of $2,542,000 or 18.8% reflecting the implementation of several cost containment initiatives such as the renegotiation of more favorable pricing arrangements with several of our main suppliers and the reduction of outside processing costs through improved deployment of available production resources. Despite the decline in sales, the Company's aggressive cost containment has resulted in a improvement in gross profit margin.

Selling, General, and Administrative Expenses

      Selling, shipping, general, and administrative ("SG&A") expenses for the three months ended March 31, 2002 were $1,767,000 (16.1% of net sales) compared with $3,149,000 (23.3% of net sales) for the same period a year ago, a decrease of $1,382,000 or 43.9%. The decrease is primarily due to a reduction in several fixed cost areas including employee-related costs on headcount reductions, the closure of the Company's Indiana facility, goodwill amortization, communications, and outside professional services. In addition, variable selling expenses such as sales commissions have decreased on lower sales volume.

Net Interest Expense

     Net interest expense for the three months ended March 31, 2002 was $289,000 compared with $464,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility, its notes and capital lease obligations on equipment, as well as its note, supplemental note and debenture issued in connection with the CCG Acquisition. The decrease in net interest expense is primarily due to the reduction of interest bearing debt by $1,093,000 and lower interest rates.

Equity in Loss of Joint Venture

     For the three months ended March 31, 2002, the Company recorded $65,000 as its share of losses from its equity method investment in a joint venture.

Income Taxes

     For the quarter ended March 31, 2002, the Company recorded a provision for income taxes of $16,000 as compared with a tax benefit of $289,000 for the first quarter of the prior year. The tax provision was based on an effective rate of 38% for the three months ended March 31, 2002 as compared with an effective tax rate of 28% for the three months ended March 31, 2001.

Income (Loss)

      Net income for the three months ended March 31, 2002 was $26,000, compared with a net loss of $744,000 for the same period in the prior year, an increase of $770,000. The increase is primarily due to the reduction in fixed costs related to the Company's cost containment initiatives and interest related to debt reduction.

Liquidity and Capital Resources

      The SEC recently issued Financial Reporting Release No. 61, which sets forth the views of the SEC regarding enhanced disclosures relating to Management's Discussion and Analysis of Financial Condition and Results of Operations, including guidance with respect to disclosure on liquidity and capital resources. The information provided below about the Company's debt, credit facilities and future commitments is included here to facilitate a review of the Company's liquidity.

      The Company's total debt was $14,069,000 and $15,094,000 at March 31, 2002 and December 31, 2001, respectively. The Company's total debt of $15,094,000 at December 31, 2001 is due to be repaid as follows: in 2002 $1,280,000, in 2003-2004 $9,944,000; in 2005-2006 $2,294,000; and thereafter, $1,576,000. Debt obligations due to be repaid in 2002 will be satisfied with operating cash flows.

      The Company's debt consists of both fixed and variable-rate instruments. At March 31, 2002 and December 31, 2001, fixed-rate debt constituted approximately 48% and 46% of its total debt, respectively. The increase in the percentage of fixed-rate debt was primarily due to repayment of revolving line of credit borrowing during 2001. The average interest rate on the Company's debt was approximately 7.3% and 7.2% at March 31, 2002 and December 31, 2001, respectively.

      The primary source of cash for the Company's business has been cash flow from operations and availability under the Company's revolving credit facility. Cash as of March 31, 2002 was $21,000 compared to $53,000 as of December 31, 2001. Net cash provided from operations for the quarter ended March 31, 2002 was $998,002 compared to $729,000 for the quarter ended March 31, 2001. The improvement in cash flows from operations is primarily attributable to the Company's improved profitability along with the Company's continued focus on cash management resulting in a reduction in accounts receivable and inventory balances. As of March 31, 2002, the company had working capital of $8,273,000.

      On December 28, 2001 the Company and its primary lender signed an amendment to the Credit Agreement. The amendment establishes revised covenants, and includes the following changes to the Credit Agreement: (i) reduction in maximum borrowing under the revolving credit facility to $11,000,000, subject to a borrowing base formula based on eligible accounts receivable and inventory, (ii) change of maturity to a three year term with a five and six year amortization against machinery and real estate respectively, (iii) refinancing of two term loans currently financed by the primary lender, one secured by machinery and equipment and the other secured by real estate. As of March 31, 2002, the Company had $2,359,000 available under its revolving credit facility and was in compliance with all covenants.

      In connection with the Company's closure of its Indiana facility during the second quarter 2001, the Company has sold virtually all of the related machinery and equipment as of March 31, 2002. As of March 31, 2002 the Indiana real estate remains unsold.

      As part of the Company's consolidation plan adopted in 2001, the Company planned to streamline operations by selling certain other equipment in an effort to realign its capacity. As of March 31, 2002 the equipment remains unsold and the Company has suspended active marketing of the equipment. The Company will continue to evaluate its options with regard to equipment realignment opportunities.

      As a result of the modifications to the Credit Agreement, the Company's realignment actions, and cost reduction initiatives, management believes that its profit potential and cash flow will be improved. Further, cash provided by operations and amounts available from its Credit Agreement are expected to be sufficient to meet the Company's cash requirements through the next fiscal year.

      The Company is obligated under capital leases for machinery and equipment. At March 31, 2002 and December 31, 2001, capital lease obligations were $64,000 and $132,000, respectively, and are scheduled to be fully paid in 2002.

      The Company leases its main operating facility from an entity owned by related parties of the Company. The lease is for a fifteen year term, expiring in 2007 and requires annual rental payments aggregating $348,000, plus payments for a share of maintenance, insurance and real estate taxes. The Company is also obligated under non-cancelable operating leases. Future minimum lease payments under these agreements are as follows: in 2002 $1,308,000; in 2003-2004 $1,899,000; in 2005-2006 $1,666,000; and thereafter $808,000.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The Company finances the purchase of production equipment and other capital expenditures through long-term debt and/or capital leases. The majority of the Company's long term debt is its revolving line of credit, which is exposed to changes in interest rates. As of March 31, 2002, the Company had $5,246,000 million of debt outstanding on its revolving line of credit. The stated or implicit rates on the Company's other borrowings, including capital leases, are generally fixed or in those instances where rates are variable, the Company generally fixes the rates through interest rate swap agreements. If current interest rates were to increase by 10%, the effect to the Company would be an additional annual expense of approximately $30,000.

      The Company does not have any sales, purchases, assets or liabilities denominated in currencies other than the U.S. dollar, and as such is not subject to foreign currency exchange rate risk.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

     As of March 31, 2002, there were no lawsuits pending against the Company that are material and are required to be reported, with the following exception:

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

Item 4.    Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.    Other Information

     Not applicable.

Item 6(a)     Exhibits

     Not applicable.

Item 6(b)    Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended March 31, 2002.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DISC GRAPHICS, INC. (Registrant)

May 15, 2002	/s/ Donald Sinkin Donald Sinkin President & CEO

May 15, 2002	/s/ Margaret Krumholz Margaret Krumholz Senior Vice President of Finance & CFO