Form 10-Q
period 2002-06-30
DISC GRAPHICS INC /DE/
filed 2002-08-07
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes   [ X ]    No   [   ]

As of August 5, 2002, 5,518,242 shares of the Registrant's Common Stock, par value $.01, were outstanding.

DISC GRAPHICS, INC.
FORM 10-Q
Quarter Ended June 30, 2002

INDEX

Page

PART I    -    FINANCIAL INFORMATION

DISC GRAPHICS, INC.

Consolidated Balance Sheets
As of June 30, 2002 and December 31, 2001
(unaudited)

	June 30, 2002	December 31, 2001

Assets
Current assets:
Cash	$22,269	$52,780
Accounts receivable, net of allowances of
$1,986,000 and $1,280,000, respectively	9,151,298	9,484,793
Inventories	1,534,797	1,430,316
Prepaid expenses and other current assets	426,175	341,850
Income taxes receivable	----	1,072,551
Deferred income taxes	1,819,000	2,990,000

Total current assets	12,953,539	15,372,290

Plant and equipment, net	13,128,095	14,380,367
Goodwill	695,431	695,431
Security deposits and other assets	323,851	324,806
Investment in joint venture	353,668	472,947

Total assets	$27,454,584 —————	$31,245,841 —————

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long term debt	$1,330,222	$1,279,761
Current maturities of capitalized lease obligations payable	15,424	$131,759
Accounts payable and accrued expenses	5,101,710	5,416,077
Income taxes payable	62,877	----

Total current liabilities	6,510,233	6,827,597

Long term debt, less current maturities	10,227,657	13,813,929
Deferred income taxes	2,024,595	2,024,595

Total liabilities	18,762,485	22,666,121

Commitments and Contingencies

Stockholders' equity:
Preferred stock:
$.01 par value; authorized 5,000 shares; no shares issued and outstanding	----	----
Common stock:
$.01 par value; authorized 20,000,000 shares; issued 5,548,761 shares	55,488	55,488
Additional paid-in capital	5,009,671	5,009,671
Retained earnings	3,684,857	3,577,535
	8,750,016	8,642,694

Less:
Treasury stock, at cost, 30,519 shares	(31,963)	(31,963)
Other comprehensive income	(25,954)	(31,011)
Total stockholders' equity	8,692,099	8,579,720

Total liabilities and stockholders' equity	$27,454,584 —————	$31,245,841 —————

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.

Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2002 and 2001
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net sales	$12,105,546	$12,778,798	$23,107,794	$26,323,114
Cost of sales	9,697,841	10,501,071	18,537,606	21,464,809

Gross profit	2,407,705	2,277,727	4,570,188	4,858,305

Operating Expenses:
Selling and shipping	905,521	1,362,991	1,842,212	2,962,877
General and administrative	1,062,221	1,387,435	1,892,493	2,936,770

Operating income (loss)	439,963	(472,699)	835,483	(1,041,342)

Interest expense, net	256,162	454,607	544,893	918,931
Equity in loss of joint venture	54,279	128,880	119,279	128,880

Income (loss) before income taxes	129,522	(1,056,186)	171,311	(2,089,153)

Provision (benefit) from income taxes	48,000	(187,000)	64,000	(476,000)

Net Income (loss)	$81,522 ————	$(869,186 ————)	$107,311 ————	$(1,613,153 ————)

Net income (loss) per share:

Basic	$0.01 ————	$(0.16 ————)	$0.02 ————	$(0.29 ————)

Diluted	$0.01 ————	$(0.16 ————)	$0.02 ————	$(0.29 ————)

Weighted average number of shares outstanding

Basic	5,518,242	5,518,248	5,518,242	5,518,248

Diluted	5,533,402	5,518,248	5,530,275	5,518,248

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.

Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2002 and 2001
(unaudited)

	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net income (loss)	$107,311	$(1,613,153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,273,886	1,409,645
Deferred income tax expense	1,171,000	----
Provision for doubtful accounts	287,021	412,138
Equity in loss of equity investment	119,279	128,880
Loss/(Gain) on disposition of assets	(4,319)	----
Changes in assets and liabilities:
Accounts receivable	46,474	1,673,393
Inventory	(104,481)	1,009,276
Prepaid expenses and other current assets	(84,325)	(71,470)
Accounts payable and accrued expenses	(309,300)	(340,328)
Income taxes receivable	1,135,428	202,787
Security deposits and other assets	(552)	(386,000)

Net cash provided by operating activities	3,637,422	2,425,168

Cash flows from investing activities:
Capital expenditures	(100,899)	(336,384)
Investment in joint venture	----	(625,000)
Proceeds from sale of equipment	85,112	----

Net cash used in investing activities	(15,787)	(961,384)

Cash flows from financing activities:
(Repayments) proceeds of long-term debt	(3,535,811)	(1,025,496)
Principal payments of capital lease obligations	(116,335)	(412,316)

Net cash used in financing activities	(3,652,146)	(1,437,812)
Net (decrease) increase in cash	(30,511)	25,972

Cash at December 31	52,780	59,489
Cash at June 30	$22,269 —————	$85,461 —————

Cash paid during the year for:
Interest	$478,483	$827,467

Income taxes	$42,700	$60,445

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Principals of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Disc Graphics, Inc. and its wholly-owned subsidiaries (collectively "the Company"). All inter-company accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 2002 and its results of operations for the three and six months ended June 30, 2002 and 2001 and statements of cash flows for the six months ended June 30, 2002 and 2001.

The consolidated balance sheet as of December 31, 2001 has been derived from the audited balance sheet as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the three and six months ended June 30, 2002 and statements of cash flows for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended December 31, 2001.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests methods of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted the provisions of SFAS No. 141 on January 1, 2002. The adoption of SFAS No. 141 has not had an impact on the Company's consolidated financial position or results of operations for the six months ended June 30, 2002.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. See note 3 for further discussion.

In August 2001, the SFAS issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes FASB Statement No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 143 on January 1, 2003 and does not expect SFAS 143 to have a material impact on the Company's consolidated financial position or results of operations. The Company has adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 has not had an impact on the Company's consolidated financial position or results of operations for the six months ended June 30, 2002.

2.	Inventories Inventories, net of reserves consist of the following:

	June 30, 2002	December 31, 2001

Raw materials	$1,015,999	$922,331
Work-in-process	309,460	270,249
Finished goods	209,338	237,736

	$1,534,797 ————	$1,430,316 ————

3.	Goodwill

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill. As a result, for the six months ended June 30, 2002, amortization expense decreased $314,297 compared to the six months ended June 30, 2001.

As of June 30, 2002 and December 31, 2001, the Company had unamortized goodwill of $695,000 remaining from its acquisition of Pointille, Inc. In connection with its adoption of SFAS No. 142, the Company did not record any goodwill impairment loss.

4.	Investment in Joint Venture

The Company is party to a joint venture named GraphCorr, LLC along with several other companies, for the purpose of developing and operating a facility to produce reinforced folding cartons. The Company is accounting for its investment in the joint venture under the equity method of accounting. Accordingly, the Company recorded approximately $119,279, which represents its share of the estimated joint venture losses in the six months ended June 30, 2002.

DISC GRAPHICS, INC.

Special Note on Forward Looking Statements

      This Form 10-Q contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied by such statements. Such risks, uncertainties, and other important factors include, among others: the Company's ability to fulfill its stated business strategies; the Company's ability to improve its revenue margin; the Company's ability to improve its position in current or new markets; the Company's ability to identify and consummate strategic business opportunities; the Company's ability to identify and develop additional product innovations; the Company's ability to achieve growth in net sales of its products; the effects of recent equipment purchases and leases for additional space on the Company's operations; the Company's ability to continue to achieve efficiencies through the purchase or lease of equipment; the effects of the Company's consolidation efforts; the effects of the Company's ISO certification efforts; the amounts required for capital expenditures in future periods; the availability and cost of materials; and continuing industry-wide pricing pressures and other industry conditions, as well as other risks and uncertainties, including without limitation those set forth in other sections of this Form 10-Q, in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and/or in the Company's other documents filed with the Securities and Exchange Commission, whether or not such documents are incorporated herein by reference. In assessing forward-looking statements, readers are urged to read carefully all such cautionary statements. Such forward-looking statements speak only as of the date of this Report, and the Company disclaims any obligation or undertaking to update such statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Policies

      For discussion see Item 7. Management's Discussion and Analysis of Financial Condition included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission (the "2001 Form 10-K").

General

      The following discussion and analysis of the financial condition and results of operations of Disc Graphics, Inc. and its subsidiaries (collectively "Disc Graphics" or the "Company") for the three and six-month periods ended June 30, 2002 should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Report, and the 2001 Form 10-K for its fiscal year ended December 31, 2001. Results for the periods reported herein are not necessarily indicative of results that may be expected for the full year or in future periods.

Results of Operations for the Three Months Ended June 30, 2002 and 2001

Net sales

      Net sales for the three months ended June 30, 2002 were $12,106,000 compared to $12,779,000 for the same period in 2001, representing a decrease of $673,000 or 5.3%. The closure of the Indiana facility and the abandonment of the Contemporary Color Graphics, Inc. ("CCG") acquisition accounted for virtually all of the decline in sales.

Gross Profit

      The Company recognized gross profit of $2,408,000 (a 19.9% gross profit margin) for the three months ended June 30, 2002, compared to $2,278,000 (a 17.8% gross profit margin) for the same period in 2001 representing a gross profit margin increase of 2.1 percentage points. The Company's gross profit increased by $130,000 or 5.7% despite a sales decline of $673,000 or 5.3% reflecting the reduction of outside processing costs through improved deployment of available production resources and lower labor costs relative to production volume, primarily in the area of indirect labor. Although there has been a decline in sales, the Company's aggressive cost containment has resulted in an improvement in gross profit margin.

Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2002 were $1,968,000 (16.3% of net sales) compared to $2,750,000 (21.5% of net sales) for the same period a year ago, a decrease of $782,000 or 28.4%. The decrease is primarily due to the closure of the Company's Indiana facility, and the elimination of goodwill amortization and lower payroll related costs.

Net Interest Expense

      Net interest expense for the three months ended June 30, 2002 was $256,000 compared to $455,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility, its notes, and capital lease obligations on equipment. The $199,000 decrease (43.7%) in interest expense reflects a decrease in debt obligations, primarily the revolving credit facility, and the lower effective interest rates on the revolving credit loan.

Equity in Loss of Joint Venture

      For the three months ended June 30, 2002, the Company recorded $54,000 as its share of losses from its equity method investment in a joint venture compared to $129,000 as its share of losses during the second quarter of 2001.

Income Taxes

      For the quarter ended June 30, 2002, the Company recorded a provision for income taxes of $48,000 as compared with a tax benefit of $187,000 for the second quarter of the prior year. The tax provision was based on an effective tax rate of 37% for the three months ended June 30, 2002 as compared with an effective tax rate of 18% for the three months ended June 30, 2001.

Net Income (Loss)

      Net income for the three months ended June 30, 2002 was $82,000 compared to a loss of $869,000 for the same period in the prior year, an improvement of $951,000. The increase in profitability is due primarily to improved gross profit margins on lower outside processing and labor expenses as well as lower fixed SG&A expenses related to the Company's cost containment initiatives.

Results of Operations for the Six Months Ended June 30, 2002 and 2001

Net Sales

      Net sales for the six months ended June 30, 2002 were $23,108,000 compared with $26,323,000 for the same period in 2001, representing a decrease of $3,215,000 or 12.2%. The closure of the Indiana facility during the second quarter of last year accounted for $1,306,000 or 40.6% of the decline in sales. The overall decline, excluding the effect of the Indiana facility closure, was most evident in music packaging (off approximately $1,097,000 or 27.8%) reflecting industry wide softness within the music industry, and decreased commercial printing (down $1,203,000 or 66.6%) between the comparison periods, reflecting the Company's decision to abandon the CCG acquisition.

Gross Profit

      The Company recognized gross profit of $4,570,000 (a 19.8% gross profit margin) for the six months ended June 30, 2002, compared to $4,858,000 (a 18.4% gross profit margin) for the same period in 2001 representing a gross profit margin increase of 1.4 percentage points. The Company's gross profit declined only $288,000 or 5.9% despite a sales decline of $3,215,000 or 12.2% reflecting the implementation of several cost containment initiatives such as the renegotiation of more favorable pricing arrangements with several of our main material suppliers, the reduction of outside processing costs through improved deployment of available production resources and improved labor utilization.

Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2002 were $3,735,000 (16.2% of net sales) compared with $5,900,000 (22.4% of net sales) for the same period a year ago, a decrease of $2,165,000 or 36.7%. The decrease is primarily due to the closure of the Company's Indiana facility, and the elimination of goodwill amortization and lower payroll related costs.

Net Interest Expense

      Net interest expense for the six months ended June 30, 2002 was $545,000 compared with $919,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility, its notes, and capital lease obligations on equipment. The $374,000 decrease in net interest expense is due primarily to decreased borrowings under the Company's revolving credit facility and the lower effective interest rate on the related revolving credit loan.

Equity in Loss of Joint Venture

      For the six months ended June 30, 2002, the Company recorded $119,000 as its share of losses from its equity method investment in a joint venture compared to $129,000 as its share of losses for the same period of the prior year.

Income Taxes

      For the six months ended June 30, 2002, the Company recorded a provision for income taxes of $64,000 as compared with a tax benefit of $476,000 for the same period in 2001. The tax provision was based on an effective tax rate of 37% for the six months ended June 30, 2002 as compared with an effective tax rate of 23% for the six months ended June 30, 2001.

Net Income (Loss)

      Net income for the six months ended June 30, 2002 was $107,000, compared with a net loss of $1,613,000 for the same period in the prior year, an improvement of $1,720,000. The increase in profitability is due primarily to improved gross profit margins on lower outside processing and labor expenses as well as lower fixed SG&A expenses related to the Company's cost containment initiatives.

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

      The Company's total debt was $11,558,000 and $15,094,000 at June 30, 2002 and December 31, 2001, respectively. The Company's total debt of $15,094,000 at December 31, 2001 is due to be repaid as follows: in 2002 $1,280,000, in 2003 $2,025,000; 2004 $7,919,000; in 2005-2006 $2,294,000; and thereafter, $1,576,000. Debt obligations due to be repaid in 2002 will be satisfied with operating cash flows.

      The Company's debt consists of both fixed and variable-rate instruments. At June 30, 2002 and December 31, 2001, fixed-rate debt constituted approximately 57% and 46% of its total debt, respectively. The increase in the percentage of fixed-rate debt was primarily due to repayment of revolving line of credit borrowing during 2002. The average interest rate on the Company's debt was approximately 7.8% and 7.2% at June 30, 2002 and December 31, 2001, respectively.

      The primary source of cash for the Company's business has been cash flow from operations and availability under the Company's revolving credit facility. Cash as of June 30, 2002 was $22,000 compared to $53,000 as of December 31, 2001. Net cash provided from operations for the six months ended June 30, 2002 was $3,637,000 compared to $2,425,000 for the six months ended June 30, 2001. The improvement in cash flows from operations is primarily attributable to the Company's improved profitability along with the Company's continued focus on cash management. In addition, the Company benefitted from a federal income tax refund payment of $2,274,000 pertaining to net operating loss (NOL) carry backs generated in 2001. As of June 30, 2002, the company had working capital of $6,443,000.

      On December 28, 2001 the Company and its primary lender signed an amendment to the Credit Agreement. The amendment establishes revised covenants, and includes the following changes to the Credit Agreement: (i) reduction in maximum borrowing under the revolving credit facility to $11,000,000, subject to a borrowing base formula based on eligible accounts receivable and inventory, (ii) change of maturity to a three-year term with a five and six-year amortization against machinery and real estate respectively, (iii) refinancing of two term loans currently financed by the primary lender, one secured by machinery and equipment and the other secured by real estate. As of June 30, 2002, the Company had $4,666,000 available under its revolving credit facility and was in compliance with all covenants.

      In connection with the Company's closure of its Indiana facility during the second quarter 2001, the Company has sold all of the related machinery and equipment as of June 30, 2002. As of June 30, 2002 the Indiana real estate remains unsold and is included in the Company's plant and equipment at its expected realizable value.

      As a result of the modifications to the Credit Agreement, the Company's realignment actions, and cost reduction initiatives, management believes that its profit potential and cash flow will be improved. Further, cash provided by operations and amounts available from its Credit Agreement is expected to be sufficient to meet the Company's cash requirements through the next fiscal year.

      The Company is obligated under capital leases for machinery and equipment. At June 30, 2002 and December 31, 2001, capital lease obligations were $15,000 and $132,000, respectively, and are scheduled to be fully paid in 2002.

      The Company leases its main operating facility from an entity owned by related parties of the Company. The lease is for a fifteen-year term, expiring in 2007 and requires annual rental payments aggregating $348,000, and payments for a share of maintenance, insurance and real estate taxes. The Company is also obligated under noncancellable operating leases. Future minimum lease payments under these agreements are as follows: in 2002 $1,308,000; in 2003-2004 $1,899,000; in 2005-2006 $1,666,000; and thereafter $808,000.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The Company finances the purchase of production equipment and other capital expenditures through long-term debt and/or capital leases. The majority of the Company's long term debt is its equipment loans, which are not exposed to changes in interest rates. As of June 30, 2002, the Company had $3,013,000 of debt outstanding on its revolving line of credit. The stated or implicit rates on the Company's other borrowings, including capital leases, are generally fixed or in those instances where rates are variable, the Company generally fixes the rates through interest rate swap agreements. If current interest rates were to increase by 10%, the effect to the Company would be an additional annual expense of approximately $19,000.

      The Company does not have any sales, purchases, assets or liabilities denominated in currencies other than the U.S. dollar, and as such is not subject to foreign currency exchange rate risk.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

      As of June 30, 2002, there were no lawsuits pending against the Company that are material and are required to be reported, with the following exception:

      Laurence Locks, et al. v. Disc Graphics: In July 2001, plaintiffs served a Summons and Complaint against the Company asserting claims related to the Company's previous purchase of the assets of Contemporary Color Graphics, Inc. ("CCG"). The claims concern principal and interest payments allegedly due on August 1, 2000 under terms of a $1 million dollar promissory note (the "CCG Note"), a $600,000 convertible debenture (the "CCG Debenture") and a $1,000,000 supplemental promissory note (the "Supplemental Note") given by the Company as partial payment of the purchase price in the CCG Acquisition. See, Item 7, Management's Discussion and Analysis of Financial Condition; Contemporary Color Graphics Acquisition contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Pursuant to the terms of the CCG asset purchase agreement dated as of July 1, 1999 between the Company, CCG and CCG's shareholders, (the "Asset Purchase Agreement"), the CCG Note and the CCG Debenture, amounts due under the CCG Note and the CCG Debenture are diminished according to a formula contained in the Asset Purchase Agreement as a result of a shortfall between required CCG sales and actual CCG sales. The Company believes that no payments are due to CCG under the terms of the CCG Asset Purchase Agreement. Under the terms of a subordination agreement executed by CCG in favor of the Dime Savings Bank in connection with the CCG Acquisition, the Company believes that CCG may not pursue its claim without the consent of the Dime Savings Bank, which consent has been refused. The action is pending in New York Supreme Court, Suffolk County. Individual plaintiff Laurence Locks has also asserted a claim for breach of his employment agreement with the Company regarding his termination. Locks asserts that he is due "in excess of $332,600" for the unexpired term of the employment agreement, with interest, because he was terminated "without cause."

      In lieu of answering the Complaint, the Company moved to dismiss the portion of the action relating to the CCG Note and the CCG Debenture based on documentary evidence, namely, the provisions of the subordination agreement which are clear and unambiguous and which CCG had the opportunity to review and negotiate before executing. The motion was recently denied by the Court. The Company's Answer, Affirmative Defenses and Counterclaims are to be served and filed on August 2, 2002. The Court and the parties entered into a discovery schedule, but no discovery demands have yet been served nor are yet due by either party.

Item 2.     Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.     Defaults Upon Senior Securities

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.     Other Information

      Not applicable.

Item 6(a).     Exhibits

      The Exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index which appears elsewhere herein and are incorporated herein by reference.

Item 6(b).   Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended June 30, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DISC GRAPHICS, INC. (Registrant)

August 7, 2002	/s/ Donald Sinkin Donald Sinkin President & CEO

August 7, 2002	/s/ Margaret Krumholz Margaret Krumholz Senior Vice President of Finance & CFO

DISC GRAPHICS, INC.
FORM 10-Q
Quarter Ended June 30, 2002

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President and Chief Executive Officer).*

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Senior Vice President of Finance and Chief Financial Officer).*

* Document filed herewith