Form 10-Q
period 2002-09-30
DISC GRAPHICS INC /DE/
filed 2002-11-01
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   [ X ]    No   [   ]

As of October 30, 2002, 5,518,242 shares of the Registrant's Common Stock, par value $.01, were outstanding.

DISC GRAPHICS, INC.
FORM 10-Q
Quarter Ended September 30, 2002

INDEX

Page

PART I    -    FINANCIAL INFORMATION

DISC GRAPHICS, INC.

Consolidated Balance Sheets
As of September 30, 2002 and December 31, 2001
(unaudited)

	September 30, 2002	December 31, 2001

Assets
Current assets:
Cash	$22,759	$52,780
Accounts receivable, net allowances of $1,627,551
and $1,280,000, respectively	10,282,532	9,484,793
Inventories	1,595,740	1,430,316
Prepaid expenses and other current assets	381,442	341,850
Income taxes receivable	---	1,072,551
Deferred income taxes	1,819,000	2,990,000

Total current assets	14,101,473	15,372,290

Plant and equipment, net	12,415,869	14,380,367
Goodwill	695,431	695,431
Security deposits and other assets	528,457	324,806
Investment in joint venture	327,830	472,947

Total assets	$28,069,060 —————	$31,245,841 —————

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long term debt	$1,526,955	$1,279,761
Current maturities of capitalized lease obligations payable	7,787	131,759
Accounts payable and accrued expenses	7,072,652	5,416,077
Income taxes payable	59,102	----

Total current liabilities	8,666,496	6,827,597

Long term debt, less current maturities	8,378,402	13,813,929
Deferred income taxes	2,024,595	2,024,595

Total liabilities	19,069,493	22,666,121

Commitments and Contingencies

Stockholders' equity:
Preferred stock:
$.01 par value; authorized 5,000 shares; no shares issued and outstanding	----	----
Common stock:
$.01 par value; authorized 20,000,000 shares; issued 5,548,761 shares	55,488	55,488
Additional paid-in capital	5,009,671	5,009,671
Retained earnings	3,998,658	3,577,535
	9,063,817	8,642,694

Less:
Treasury stock, at cost, 30,519 shares	(31,963)	(31,963)
Other comprehensive income	(32,287)	(31,011)
Total stockholders' equity	8,999,567	8,579,720

Total liabilities and stockholders' equity	$28,069,060 —————	$31,245,841 —————

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2002 and 2001
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net sales	$14,231,962	$13,448,022	$37,339,756	$39,771,136
Cost of sales	10,984,063	10,170,089	29,521,670	31,634,898

Gross profit	3,247,899	3,277,933	7,818,086	8,136,238

Operating Expenses:
Selling and shipping	1,011,247	1,010,493	2,853,459	3,973,370
General and administrative	1,079,630	1,178,670	2,972,123	4,115,438
Asset Impairment Costs	407,902	----	407,902	----

Operating income	749,120	1,088,770	1,584,602	47,430

Interest expense, net	238,486	360,249	791,698	1,279,181
Loss (gain) on disposal of equipment	----	105,338	(8,319)	105,338
Equity in loss of joint venture	25,838	123,173	145,117	252,053

Income (loss) before income taxes	484,796	500,010	656,106	(1,589,142)

Provision (benefit) from income taxes	171,000	178,000	235,000	(298,000)

Net Income (loss)	$313,796	$322,010	$421,106	$(1,291,142)
	—————	—————	—————	—————

Net Income (loss) per share:

Basic	$0.06	$0.06	$0.08	$(0.23)
	—————	—————	—————	—————

Diluted	$0.06	$0.06	$0.08	$(0.23)
	—————	—————	—————	—————

Weighted average number of shares outstanding

Basic	5,518,242	5,518,242	5,518,242	5,518,242

Diluted	5,527,462	5,518,242	5,529,319	5,518,242

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001
(unaudited)

	September 30, 2002	September 30, 2001

Cash flows from operating activities:
Net income (loss)	$421,106	$(1,291,142)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,882,309	2,038,211
Deferred income taxes	1,171,000	192,884
Provision for doubtful accounts	465,448	580,389
Fixed asset impairment charge	137,630	----
Equity in loss of joint venture	145,117	252,053
Loss (gain) on disposal of equipment	(8,319)	105,338
Changes in assets and liabilities:
Accounts receivable	(1,263,187)	876,693
Inventories	(165,424)	869,873
Prepaid expenses and other assets	(39,592)	60,143
Accounts payable and accrued expenses	1,655,316	(1,659)
Income taxes payable/receivable	1,131,653	1,281,284
Security deposits and other assets	(205,911)	6,347

Net cash provided by operating activities	5,327,146	4,970,414

Cash flows from investing activities:
Capital expenditures	(133,973)	(412,437)
Investment in joint venture	----	(625,000)
Proceeds from sale of equipment	89,112	420,435

Net cash used in investing activities	(44,861)	(617,002)

Cash flows from financing activities:
Net repayments of long-term debt	(5,180,547)	(3,781,958)
Principal payments of capital lease obligations	(131,759)	(571,044)

Net cash used in financing activities	(5,312,306)	(4,353,002)

Net increase (decrease) in cash	(30,021)	410

Cash at beginning of year	52,780	59,489

Cash at end of period	$22,759	$59,899
	—————	—————

Cash paid during the year for:
Interest	$674,009	$1,141,985

Income taxes	$217,474	$69,959

See accompanying notes to unaudited Consolidated Financial Statements

DISC GRAPHICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Principals of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Disc Graphics, Inc. and its wholly-owned subsidiaries (collectively the "Company"). All inter-company accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 2002 and its results of operations for the three and nine months ended September 30, 2002 and 2001 and statements of cash flows for the nine months ended September 30, 2002 and 2001.

The consolidated balance sheet as of December 31, 2001 has been derived from the audited balance sheet as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the three and nine months ended September 30, 2002 and statements of cash flows for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended December 31, 2001.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests methods of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted the provisions of SFAS No. 141 on January 1, 2002. The adoption of SFAS No. 141 has not had an impact on the Company's consolidated financial position or results of operations for the nine months ended September 30, 2002.

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

In August 2001, the SFAS issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes FASB Statement No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 143 on January 1, 2003 and does not expect SFAS 143 to have a material impact on the Company's consolidated financial position or results of operations. The Company has adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 has not had an impact on the Company's consolidated financial position or results of operations for the nine months ended September 30, 2002.

2.	Inventories Inventories, net of reserves consist of the following:

	September 30, 2002	December 31, 2001

Raw materials	$977,774	$922,331
Work-in-process	436,059	270,249
Finished goods	181,907	237,736

	$1,595,740 —————	$1,430,316 —————

3.	Goodwill

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 142 includes requirements to annually test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill. As a result, for the nine months ended September 30, 2002, amortization expense decreased $449,000 compared to the nine months ended September 30, 2001. If the Company adopted SFAS No. 142 on January 1, 2001, the earnings per share for the three and nine months ended September 30, 2001, would have increased by $0.02 and $0.07, respectively.

As of September 30, 2002 and December 31, 2001, the Company had unamortized goodwill of $695,000 remaining from its acquisition of Pointille, Inc. In connection with its adoption of SFAS No. 142, the Company did not record any goodwill impairment loss.

4.	Investment in Joint Venture

The Company is party to a joint venture named GraphCorr, LLC along with several other companies, for the purpose of developing and operating a facility to produce reinforced folding cartons (mini flute). The Company is accounting for its investment in the joint venture under the equity method of accounting. Accordingly, the Company recorded approximately $145,000, which represents its share of the estimated joint venture losses in the nine months ended September 30, 2002. Such losses reflect $801,000 incurred by the joint venture.

5.	Asset Impairment Charge

The Company recorded a $408,000 charge during the third quarter in connection with the lease termination of the former Contemporary Graphics, Inc. ("CCG") facility in Edgewood, New York and the further write down of the Indiana real estate. The charge was primarily comprised of $229,000 for the early termination of the CCG lease and related restoration costs and approximately $150,000 for the further write down to net realizable value after selling costs of the Indiana real estate, which is to be sold. The decision to terminate the CCG facility lease was made in the aftermath of losing a subtenant, who vacated the premises during the first half of 2002.

6.	Settlement of Contemporary Color Graphics, Inc. ("CCG") Litigation

The action entitled Laurence Locks, et al. v. Disc Graphics, Inc., was resolved during mediation by the parties on September 5, 2002. Under the terms of the settlement, the Company is obligated to pay a total of $1,100,000 in full settlement of all claims of plaintiffs Contemporary Color Graphics, Inc. and its shareholders, which amount is payable with payments of (i) $750,000 on or before September 30, 2002 and (ii) $87,500 on or before each of March 30, 2003, September 30, 2003, March 30, 2004 and September 30, 2004. The Company had made provision on its financial statements for the costs of this settlement.

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

General

      The following discussion and analysis of the financial condition and results of operations of Disc Graphics, Inc. and its subsidiaries (collectively "Disc Graphics" or the "Company") for the three and nine-month periods ended September 30, 2002 should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Report, and the 2001 Form 10-K for its fiscal year ended December 31, 2001. Results for the periods reported herein are not necessarily indicative of results that may be expected for the full year or in future periods.

Results of Operations for the Three Months Ended September 30, 2002 and 2001

Net Sales

      Net sales for the three months ended September 30, 2002 were $14,232,000 compared to $13,448,000 for the same period in 2001, representing an increase of $784,000 or 5.8%. The increase in quarterly sales is due primarily to a combination of stronger sales within the Video/DVD, general packaging and pharmaceutical categories. Increased sales within the DVD category was due in part to the impact of orders from a major film studio.

Gross Profit

      The Company recognized gross profit of $3,248,000 (a 22.8% gross profit margin) for the three months ended September 30, 2002, compared to $3,278,000 (a 24.4% gross profit margin) for the same period in 2001 representing a gross profit margin decrease of 1.6 percentage points. The Company's gross profit remained virtually the same as the same period last year despite a sales increase of $784,000 or 5.8% due primarily to increased manufacturing expenses. Manufacturing expenses for the quarter have increased $643,000 or 31.8% reflecting the impact of a change in classification of freight expenses and increased depreciation charges. For the quarter ended September 30, 2001, freight out expense was recorded net of freight charged to the customer and classified as selling expense within the selling, general & administrative ("SG&A") line. For the current quarter, freight out is now reported on a gross basis within manufacturing expenses and the freight billed to the customer is reported separately as revenue. The impact of this reclassification on gross margin is approximately $354,000.

Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2002 were $2,091,000 (14.7% of net sales) compared to $2,189,000 (16.3% of net sales) for the same period a year ago, a decrease of $98,000 or 4.5%, due primarily to the elimination of goodwill amortization and lower payroll related costs.

Asset Impairment Charges

      The Company recorded a charge during the quarter ended September 30, 2002 related to the impairment of assets of $408,000. This charge is comprised of costs associated with the lease termination and restoration expenses related to the former Contemporary Color Graphics, Inc. ("CCG") facility at Edgewood, NY and the further write down to net realizable value of the Indiana real estate, which is to be sold. The Company made the decision to terminate the CCG facility lease during the third quarter of 2002 in the aftermath of losing its subtenant earlier in the year.

Net Interest Expense

      Net interest expense for the three months ended September 30, 2002 was $238,000 compared to $360,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility, its notes, and capital lease obligations on equipment. The $122,000 decrease (33.9%) in interest expense reflects a decrease in debt obligations, primarily the revolving credit facility, and the lower effective interest rates on the revolving credit loan.

Equity in Loss of Joint Venture

      For the three months ended September 30, 2002, the Company recorded $26,000 as its share of losses from its equity method investment in a joint venture compared to $123,000 as its share of losses during the third quarter of 2001.

Income Taxes

      For the quarter ended September 30, 2002, the Company recorded a provision for income taxes of $171,000 as compared with $178,000 for the third quarter of the prior year. The tax provision was based on an effective tax rate of 35% for the three months ended September 30, 2002, virtually the same as the rate for the three months ended September 30, 2001.

Net Income (Loss)

      Net income for the three months ended September 30, 2002 was $314,000 compared to net income of $322,000 for the same period in the prior year, a decrease of $8,000, as the impact of increased sales, up $784,000 or 5.8%, was largely offset by asset impairment charges.

Results of Operations for the Nine Months Ended September 30, 2002 and 2001

Net Sales

      Net sales for the nine months ended September 30, 2002 were $37,340,000 compared with $39,771,000 for the same period in 2001, representing a decrease of $2,431,000 or 6.1%. The closure of the Indiana facility during the second quarter of last year accounted for $1,306,000 or 53.7% of the decline in sales. The overall decline, excluding the effect of the Indiana facility closure, was most evident in music packaging (off approximately $1,707,000 or 27.6%) reflecting industry wide softness within the music industry, and decreased commercial printing (down $1,432,000 or 57.0%) between the comparison periods, reflecting the Company's decision to abandon the CCG acquisition. Partially offsetting the above sales declines, the Company realized strong sales increases within the DVD and computer packaging product lines.

Gross Profit

      The Company recognized gross profit of $7,818,000 (a 20.9% gross profit margin) for the nine months ended September 30, 2002, compared to $8,136,000 (a 20.5% gross profit margin) for the same period in 2001 representing a gross profit margin increase of 0.4 percentage points. The Company's gross profit declined $318,000 or 3.9% reflecting decreased sales, off 6.1% and higher manufacturing costs associated with the impact of freight expenses being reclassified to manufacturing expenses during the nine months ended September 30, 2002 compared to its classification as SG&A expense during the nine months ended September 30, 2001. The impact on gross margin of this reclassification was approximately $899,000. Partially offsetting increased manufacturing expenses, the Company benefited from the implementation of several cost containment initiatives such as the renegotiation of more favorable pricing arrangements with several of our main material suppliers, the reduction of outside processing costs through improved deployment of available production resources and improved labor utilization.

Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2002 were $5,826,000 (15.6% of net sales) compared with $8,089,000 (20.3% of net sales) for the same period a year ago, a decrease of $2,263,000 or 28.0%. The decrease is primarily due to the closure of the Company's Indiana facility, the elimination of goodwill amortization, decreased freight expense due to the above aforementioned reclassification and lower payroll related costs.

Asset Impairment Charges

      The Company recorded a charge during the third quarter of 2002 related to the impairment of assets of $408,000. This charge is comprised of costs associated with the lease termination and restoration expenses related to the former Contemporary Color Graphics, Inc. ("CCG") facility at Edgewood, NY and the further write down to net realizable value of the Indiana real estate, which is to be sold.

Net Interest Expense

      Net interest expense for the nine months ended September 30, 2002 was $792,000 compared with $1,279,000 for the same period of the prior year. Interest expense includes interest payable under the Company's revolving credit facility, its notes, and capital lease obligations on equipment. The $487,000 decrease in net interest expense is due primarily to decreased borrowings under the Company's revolving credit facility and the lower effective interest rate on the related revolving credit loan.

Equity in Loss of Joint Venture

      For the nine months ended September 30, 2002, the Company recorded $145,000 as its share of losses from its equity method investment in a joint venture compared to $252,000 as its share of losses for the same period of the prior year.

Income Taxes

      For the nine months ended September 30, 2002, the Company recorded a provision for income taxes of $235,000 as compared with a tax benefit of $298,000 for the same period in 2001. The tax provision was based on an effective tax rate of 36% for the nine months ended September 30, 2002 as compared with an effective tax rate of 18% for the nine months ended September 30, 2001.

Net Income (Loss)

      Net income for the nine months ended September 30, 2002 was $421,000, compared with a net loss of $1,291,000 for the same period in the prior year, an improvement of $1,712,000. The increase in profitability is due primarily to decreased labor related expenses as well as lower fixed SG&A expenses in connection with the Company's cost containment initiatives.

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

      The Company's total debt was $9,905,000 and $15,094,000 at September 30, 2002 and December 31, 2001, respectively. The Company's total debt of $15,094,000 at December 31, 2001 is due to be repaid as follows: in 2002 $1,280,000, in 2003 $2,025,000; in 2004 $7,919,000; in 2005-2006 $2,294,000; and thereafter, $1,576,000. Debt obligations due to be repaid in 2002 will be satisfied with operating cash flows.

      The Company's debt consists of both fixed and variable-rate instruments. At September 30, 2002 and December 31, 2001, fixed-rate debt constituted approximately 63% and 50% of its total debt, respectively. The increase in the percentage of fixed-rate debt was primarily due to repayment of revolving line of credit borrowing during 2002. The average interest rate on the Company's debt was approximately 7.3% and 7.4% at September 30, 2002 and December 31, 2001, respectively.

      The primary source of cash for the Company's business has been cash flow from operations and availability under the Company's revolving credit facility. Cash as of September 30, 2002 was $23,000 compared to $53,000 as of December 31, 2001. Net cash provided from operations for the nine months ended September 30, 2002 was $5,327,000 compared to $4,970,000 for the nine months ended September 30, 2001. The improvement in cash flows from operations is primarily attributable to the Company's improved profitability along with the Company's continued focus on cash management. In addition, the Company benefitted from a federal income tax refund payment of $2,274,000 pertaining to net operating loss (NOL) carry backs generated in 2001. As of September 30, 2002, the company had working capital of $5,435,000.

      On December 28, 2001 the Company and its primary lender signed an amendment to the Credit Agreement. The amendment establishes revised covenants, and includes the following changes to the Credit Agreement: (i) reduction in maximum borrowing under the revolving credit facility to $11,000,000, subject to a borrowing base formula based on eligible accounts receivable and inventory, (ii) change of maturity to a three-year term with a five and nine year amortization against machinery and real estate respectively, (iii) refinancing of two term loans currently financed by the primary lender, one secured by machinery and equipment and the other secured by real estate. As of September 30, 2002, the Company had $6,562,000 available under its revolving credit facility and was in compliance with all covenants.

      In connection with the Company's closure of its Indiana facility during the second quarter 2001, the Company has sold or transferred all of the related machinery and equipment as of September 30, 2002. As of September 30, 2002 the Indiana real estate remains unsold and is included in the Company's plant and equipment at its expected realizable value.

      As a result of the modifications to the Credit Agreement, the Company's realignment actions, and cost reduction initiatives, management believes that its profit potential and cash flow will be improved. Further, cash provided by operations and amounts available from its Credit Agreement is expected to be sufficient to meet the Company's cash requirements through the next fiscal year.

      The Company is obligated under capital leases for machinery and equipment. At September 30, 2002 and December 31, 2001, capital lease obligations were $8,000 and $132,000, respectively, and are scheduled to be fully paid in 2002.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

      The Company finances the purchase of production equipment and other capital expenditures through long-term debt and/or capital leases. The majority of the Company's long term debt is its equipment loans, which are not exposed to changes in interest rates. As of September 30, 2002, the Company had $2,400,000 of debt outstanding on its revolving line of credit. The stated or implicit rates on the Company's other borrowings, including capital leases, are generally fixed or in those instances where rates are variable, the Company generally fixes the rates through interest rate swap agreements. If current interest rates were to increase by 10%, the effect to the Company would be an additional annual expense of approximately $23,000.

      The Company does not have any sales, purchases, assets or liabilities denominated in currencies other than the U.S. dollar, and as such is not subject to foreign currency exchange rate risk.

Item 4.     Controls and Procedures

     Based on the Company's most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal control or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  -   OTHER INFORMATION

Item 1.    Legal Proceedings

      As of September 30, 2002, there were no lawsuits pending against the Company that are material and are required to be reported. The action entitled Laurence Locks, et al. v. Disc Graphics, Inc., for which information was previously disclosed by the Company in 2002 in its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2002 and June 30, 2002, was resolved during mediation by the parties on September 5, 2002. Under the terms of the settlement, the Company is obligated to pay a total of $1,100,000 in full settlement of all claims of plaintiffs Contemporary Color Graphics, Inc. and its shareholders, which amount is payable with payments of (i) $750,000 on or before September 30, 2002 and (ii) $87,500 on or before each of March 30, 2003, September 30, 2003, March 30, 2004 and September 30, 2004.

Item 2.    Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.    Defaults Upon Senior Securities

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

      Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibits: The Exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index which appears elsewhere herein and are incorporated herein by reference.

b.	Reports on Form 8-K during the quarter ended September 30, 2002:

The Company filed a Current Report on Form 8-K on September 12, 2002 under Item 5 reporting the execution by the Company of an Agreement and Plan of Merger pursuant to which each outstanding share of the Company's common stock held by non-affiliated stockholders will be converted into the right to receive $1.82 in cash.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 1, 2002	DISC GRAPHICS, INC. (Registrant) /s/ Donald Sinkin Donald Sinkin President & CEO

November 1, 2002	DISC GRAPHICS, INC. (Registrant) /s/ Margaret Krumholz Margaret Krumholz Senior Vice Presidentof Finance & CFO

DISC GRAPHICS, INC.
FORM 10-Q
Quarter Ended September 30, 2002

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President and Chief Executive Officer).*

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Senior Vice President of Finance and Chief Financial Officer).*

*   Document filed herewith