Form 10-Q/A
period 2002-09-30
DISC GRAPHICS INC /DE/
filed 2002-11-13
CIK 904541

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

DISC GRAPHICS, INC.
FORM 10-Q/A
Quarter Ended September 30, 2002

Introductory Note

     This Amendment No. 1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2002, filed by the Registrant on November 1, 2002, is being filed to add as Exhibits 99.3 and 99.4, respectively, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Registrant's President and Chief Executive Officer and by its Senior Vice President of Finance and Chief Financial Officer. The Form 10-Q already included certificates by such officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except as set forth in this Introductory Note, there are no changes to the Form 10-Q.

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

November 13, 2002	DISC GRAPHICS, INC. (Registrant) /s/ Donald Sinkin Donald Sinkin President & CEO

November 13, 2002	DISC GRAPHICS, INC. (Registrant) /s/ Margaret Krumholz Margaret Krumholz Senior Vice Presidentof Finance & CFO

DISC GRAPHICS, INC.
FORM 10-Q/A
Quarter Ended September 30, 2002

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President and Chief Executive Officer).

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Senior Vice President of Finance and Chief Financial Officer).

99.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President and Chief Executive Officer).*

99.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Senior Vice President of Finance and Chief Financial Officer).*

*   Document filed herewith